Form 10-K
period 1995-05-31
ALCIDE CORP
filed 1995-08-23
CIK 708484

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
/ x /         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:  May 31, 1995
Commission file number 0-12395

                                       OR
/  /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________________to______________
Commission file number 0-12395

                               ALCIDE CORPORATION
             (Exact name of registrant as specified in its charter)
Delaware                                          22-2445061
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)
                 8561 154th Avenue NE, Redmond, Washington 98052
                    (Address of principal executive offices)
Registrant's telephone number, including Area Code (206) 882-2555

Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
Title of each class                                         which registered
- -------------------                                    ------------------------
None                                                   None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock - $.01 par value
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    YES   x      NO
                                                 ----       ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( x )
            ---
     The aggregate market value of voting stock held by non-affiliates of the Registrant on May 31, 1995 was approximately $19,101,890. On that date, there were 2,787,838 shares of common stock outstanding.
     Certain sections of Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders are incorporated by reference into Items 11, 12 and 13 of Part III hereof.


                               Page 1 of 36 pages
                            Exhibit Index on Page 22

TABLE OF CONTENTS

                                                                            PAGE
PART I    Item 1.   Business                                                   3
                    A.   Introduction                                          3
                    B.   Sales Development                                     3
                    C.   Research and Product Development                      4
                    D.   Patents and Trademarks                                6
                    E.   Raw Materials                                         8
                    F.   Competition                                           8
                    G.   Government Regulation                                 9
                    H.   Employees                                            10
                    I.   Advertising and Promotion                            10

          Item 2.   Properties                                                10

          Item 3.   Legal Proceedings                                         11

          Item 4.   Submission of Matters to a Vote of Security Holders       11

PART II   Item 5.   Market for the Registrant's Common Stock
                    and Related Stockholder Matters                           11

          Item 6.   Selected Financial Data                                   13

          Item 7.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             14

          Item 8.   Financial Statements and Supplementary Data               17

          Item 9.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosures                   17

PART III  Item 10.  Directors and Executive Officers                          18

          Item 11.  Executive Compensation                                    20

          Item 12.  Security Ownership of Certain Beneficial
                    Owners and Management                                     20

          Item 13.  Certain Relationships and Related Transactions            20

PART IV   Item 14.  Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                       20

                                     PART I

ITEM 1.   BUSINESS


A.   INTRODUCTION

     Alcide* Corporation is a Delaware Corporation organized in 1983 which has its executive offices and research laboratories at 8561 154th Avenue, N.E., Redmond, Washington 98052.

     Alcide is engaged in the research, development and commercialization of unique chemical compounds having intense microbiocidal activity. The Company holds substantial worldwide rights to its discoveries through various patents, patent applications, trademarks and other intellectual property, technology and know-how.

B.   SALES DEVELOPMENT

     The Company presently sells products to the dairy, health care and automotive industries. Its products include: UDDERgold-Registered Trademark-Plus and UDDERgold-Registered Trademark- Germicidal Barrier Teat Dips, Pre-Gold-Registered Trademark- Germicidal Pre-Milking Teat Dip, silverQUICK-Registered Trademark- Udder Wash and 4XLA-Registered Trademark- Pre- and Post-Milking Teat Dip to the dairy industry; Exspor-Registered Trademark- Sterilant-Disinfectant and LD-Registered Trademark- Disinfectant to the health care industry; and RenNew-A/C-Registered Trademark- Air Conditioning System Disinfectant to the automotive industry. The Company's sales to date have primarily been derived from UDDERgold Plus, UDDERgold and 4XLA teat dips.

          Total Company's product sales for the fiscal year ended May 31, 1995 were $9,153,104, with direct export sales representing approximately 30% of total sales. All such direct export sales were for distribution in Europe.

          1.   DAIRY INDUSTRY

          The Company sells its dairy line products in North and South America through an exclusive distribution arrangement with ABS Global ("ABS"). Sales of dairy line products by ABS accounted for approximately 65% of the Company's net product sales in fiscal year 1995.

          North and South American sales of the Company's animal health products, which include UDDERgold Plus and UDDERgold Teat Dip, Pre-Gold Teat Dip, silverQUICK Udder Wash and 4XLA Teat Dip, increased 18% to $5,936,821 from fiscal year 1994 sales of $5,032,437.

          Direct export sales of the Company's animal health products increased 30% to $2,784,474 from fiscal year 1994 sales of $2,132,747.

          Worldwide sales of dairy line products during fiscal year 1995 accounted for approximately 95% of the Company's total sales. Should there be a loss of the sales generated by dairy line products, it would have a material adverse effect on the Company's business.

          2.   HEALTH CARE INDUSTRY

          The Company markets a line of hard surface sterilants and disinfectants which kill harmful microorganisms and help reduce the potential for disease transmission via contaminated surfaces. The Company's LD Disinfectant and Exspor Sterilant-Disinfectant offer users a combination of broad spectrum efficacy, speed and relative safety.

          Fiscal year 1995 sales of hard surface sterilants and disinfectants were $399,714 or 4% of total sales, as compared with $325,034 in fiscal year 1994.

          3.   AUTOMOTIVE INDUSTRY

          Fiscal year 1995 sales of RenNew-A/C Air Conditioning System Disinfectant were $32,095 as compared with $155,132 in fiscal year 1994.

          All RenNew-A/C Air Conditioning System Disinfectant sales in both fiscal year 1995 and fiscal year 1994 were to the General Motors Corporation.

          4.   INDUSTRY PRACTICES AND BACKLOG ORDERS

          The Company's invoice terms conform to those in the chemical industry in general, which are: domestic-30 days, export-60 days. In January 1995, the Company extended 90 day terms to ABS in consideration for a 2% finance fee. The Company had $2,710,950 of firm orders for future delivery at May 31, 1995, as compared to orders for future delivery at May 31, 1994 of $866,897. The Company's distributors typically place orders one to four months in advance.

C.   RESEARCH AND PRODUCT DEVELOPMENT

          In fiscal year 1995 the Company's efforts continued to focus development activities on products for which its technology provides clear advantages in the marketplace and for which weaknesses pose minimal impediment or competitive disadvantage. Major strengths of the Company's patented technology are broad spectrum of antimicrobial activity, rapidity of cidal activity, safe residues and minimal or nonexistent resistant strains. Primary weaknesses are the inconvenience of a two-part system and potential for corrosive oxidation.

          Additions and improvements to existing business units are expected to be funded primarily by the Company. Programs for new business areas may require initial Company investment followed by major financial support from corporate partners who would ultimately introduce the products into the marketplace.

          While many of the research and development programs undertaken by the Company, and described hereafter, give evidence of possible success, the nature of research, coupled with the necessity for regulatory approval, is such that there can be no assurance of ultimate program success or that any resulting product will be commercially successful.

          Significant highlights of programs active during fiscal year 1995 are described below:

          PRESURGICAL SKIN DISINFECTANT

          The Company has developed and optimized a presurgical skin disinfecting formulation and a prototype delivery system culminating in submissions to the Food and Drug Administration (FDA) of a New Drug Application
(NDA) in September of 1994 and a request for use in non-food producing animals in May of 1995. While the FDA review process for these potential new use areas continues uneventfully, there can be no assurances with respect to the likelihood of successful approvals.

          Further testing of the presurgical skin disinfecting product continues to evaluate the use of this same formulation as a disinfectant for injection sites or in-dwelling catheter sites. An addendum to the original NDA to cover this expanded use is scheduled for submission in September of 1995. Pilot testing has also commenced on the evaluation of a modified presurgical skin disinfectant for use as a surgeon's hand scrub as well as for potential use as a health care worker's hand rinse. In-house development of the same formulation for possible use as a wound treatment as well as for therapeutic uses in the treatment of certain fungal and bacterial infections of the skin will commence in fiscal 1996.

          Wherever possible, it is the Company's strategy to further the development of new use areas for the skin disinfectant range by the development and submission of Addenda to the original NDA.

          UDDERGOLD-PLUS

          UDDERgold Plus teat dip, the improved version of the Company's original UDDERgold product was successfully introduced to the United States (US) market during fiscal 1995. Initial uptake and acceptance of the new product has been excellent and by the third quarter of the fiscal year, the US market had been completely switched to the use of this major new product. The lengthy process of product registration in the international markets is proceeding on schedule with the first major launches into the European area targeted for late calendar year 1996.

          ANTI-INFECTIVE ORAL RINSE

          Efforts to optimize the current formulation targeted at obtaining improvements in efficacy against gingivitis and periodontitis continued through fiscal 1995. Tests have demonstrated that Alcide formulations are effective in human clinical trials against plaque and gingivitis, and laboratory tests have further demonstrated that the formulation is effective IN-VITRO against Candida. A pre-Investigational New Drug (IND) submission was made to the Antiviral Division of FDA in May 1993 for use of an Alcide formulation in treating oral candidiasis (a yeast infection) in AIDS patients. A second area of potential use is for the treatment of HIV-associated gingivitis and periodontitis.

          Upon the successful completion of current optimization activities, the final formulation is planned to be included in a human clinical evaluating efficacy against gingivitis compared with the predicate product Peridex. Approval for the conduct of this study in the United Kingdom via a Certificate of Test Exemption (CTX) was obtained during 1995.

          POULTRY DISINFECTANT

          The Company has completed the development of a formulation for use in poultry-processing plants for direct application to birds for the purpose of eliminating or substantially reducing food borne microorganisms harmful to humans. A Food Additive Petition (FAP) requesting approval for this use was submitted to the FDA in September of 1994.

          Testing of a related formulation will begin early in fiscal 1996 to evaluate the effects of the Company's chemistry in the beef slaughter industry for the similar reduction of food borne microorganisms harmful to humans on beef carcasses. If successful in this area, additional studies are planned to be initiated to provide supportive evidence for a second FAP to be submitted during fiscal 1996 and to establish the potential for expansion into the pork and fish (shrimp and shellfish) areas.

          INTRAMAMMARY INFUSION

          The objective of this program is to provide safe and effective treatment and control of bovine clinical and/or subclinical mastitis in lactating dairy cattle with no milk-withholding requirements. The majority of products presently marketed are antibiotics, the use of which requires discarding milk for up to three days following treatment. As part of a research agreement with a major animal health company, experiments continued through fiscal 1995 to evaluate Alcide formulations for their potential utility in this area. While initial evidence of efficacy continues to look encouraging, an unacceptable degree of tissue intolerance from current formulations remains the single greatest hurdle to be overcome in the 1996 program.

          OTHER RESEARCH AND DEVELOPMENT

          On an ongoing basis the Company continues to examine the potential for new, more effective formulations to protect and possibly enhance its market position in the surface area sterilant/disinfectant field and in the bovine mastitis treatment/prevention field.

D.   PATENTS AND TRADEMARKS

          PATENTS -- During fiscal 1995, the Company further expanded it's patent holdings to a total of eleven U.S. patents covering various compositions and applications of its proprietary technology. Comparable protection has either been obtained or is being sought in other selected foreign patent offices. One new U.S. patent application was submitted during fiscal year 1995 while five U.S. additional patent applications from prior years remain pending. While the original "Lactic Acid Patent" (RE. 31,779) expired during fiscal 1995, the Company believes that its current and new filings will result in additional and broader protection of the various products currently being marketed or under development.

          The Company's patents are as follows:

          1) Original Alcide Discovery - U.S. Patent No. Re. 31,779; expired 4/18/95; patent coverage in 13 other countries continuing future protection.

          2) Chemistry patent - U.S. Patent No. 4,986,990; expires 1/22/08; technology excluded by the original Alcide discovery. Covers chlorous acid generated by protic acids other than lactic.

          3) Gel - U.S. Patent No. 4,330,531; expires 5/18/99; patent coverage in 16 other countries.

          4) Polysulfonic Acid Gel - U.S. Patent No. 4,891,216; expires 1/02/07; patent pending in Europe and 10 other countries; patent coverage in 6 other countries.

          5) Genital Herpes - U.S. Patent No. 4,956,184; expires 9/11/07; patent pending in Europe, Canada and Japan.

          6) Genital Herpes application combining other skin disease and anti-inflammatory applications (ex-herpes) - U.S. Patent No. 5,384,134; expires 1/24/12; patent pending in Europe, Canada and Japan.

          7) Chlorous Acid Compositions - U.S. Patent No. 5,185,161 (covers chlorous acid technology not anticipated by the original Alcide Discovery patent and broadens the scope beyond the 4,986,990 patent); expires 2/9/10. Original version of patent 4,986,990 pending in 5 countries; patent coverage in 20 other countries. Reissue of patent 5,185,161 is pending in the U.S.

          8) Disinfecting Blood Components - U.S. Patent No. 5,019,402; expires 5/28/08.

          9) Oral Hygiene - U.S. Patent No. 5,100,652; expires 1/22/08; application pending or co-pending with polysulfonic acid gel in Europe and 10 other countries; patent coverage in 8 other countries.

          10) Intramammary Mastitis Infusion - U.S. Patent No. 5,252,343; expires 10/12/08; application pending in Europe and other countries.

          11) Carcass disinfection - U.S. Patent No. 5,389,390; expires 2/14/12; application pending in Europe and other countries.

          The Company considers protection of its patents both in the United States and abroad an important aspect of its business viability. No assurance can be given, however, as to the validity, efficacy or scope of its patent protection. Should the patents become invalid, become ineffective against competition or expire prior to the Company's successful development of a market for its products, there may be a material adverse impact on the Company's business. The Company believes that it has taken appropriate steps to protect its patent rights; however, the possibility of patent infringement by third parties cannot be entirely eliminated. In the event of such infringement by third parties, if the Company is not successful in terminating such infringement, the viability of the Company could be severely and adversely affected.

          Conversely, no assurances can be given that the manufacture, use or sale of the Company's products will not infringe the patent rights of others.
In the event of infringement or alleged infringement, the Company's ability to market its products could be adversely affected and the viability of the Company could be severely and adversely affected.

          TRADEMARKS -- The Company considers its trademarks a valuable component of its ability to market and sell its products and takes steps in commercial undertakings to assure that the goodwill of its trademarks is protected. The Company has aggressively sought to acquire trademark protection, primarily by the filing of applications for registration of its marks in a large number of countries. There can be no assurances that a filed application will result in a registration, that the issuance of a trademark registration to the Company or the acquisition of rights through use will provide the Company with adequate protection against infringement in a selected territory, that the Company will be able to expand its product line under a registered mark in some territories or that the Company's trademark rights cannot be terminated in some territories, such as by petition by others claiming superior rights.

          No assurances can be given that the Company's use of the marks and business name will not infringe the rights of others in some territories resulting in the exposure of the Company to liability to the holder of the rights and a possible obligation to terminate use in such territory.

          If rights to trademarks selected by the Company were unavailable in a territory, if a Company trademark registration were to become invalid or if the Company's business name or trademarks were to infringe the rights of another in a territory, there would be an adverse impact on the Company.

          In addition to the Company's name Alcide-Registered Trademark-, the other Company marks registered in the U.S. are ABQ-Registered Trademark-, Exspor-Registered Trademark-, LD-Registered Trademark-, FPD-Registered Trademark-, UDDERgold-Registered Trademark-, 4XLA-Registered Trademark-, Pre-GoldTM, silverQUICK-Registered Trademark- and RenNew-A/C-Registered Trademark-. These apply, respectively, to products for (1) disinfection of animal breeding quarters, (2) hard surface sterilization, (3) hard surface disinfection, (4) food product disinfection, (5, 6 & 7) teat disinfection, (8) teat washing and
(9) automobile air-conditioning system disinfection.

          These same marks have been registered outside of the U.S. in markets where the Company has determined that there is a commercial opportunity for the appropriate product area. For translation reasons the mark DIPPINgold-Registered Trademark- has been determined to be more appropriate than UDDERgold and has therefore been registered in a number of foreign countries. The spelling variant DIPPINguld-Registered Trademark- has been filed in Denmark, Norway, Finland and Sweden. The mark Allay-Registered Trademark- is registered in the U.K. and France for topical herpes treatment.

E.        RAW MATERIALS

          Various Alcide products include in their formulations chemical components available from few and in some cases only one supplier. Formulation alternatives exist for each single-sourced material; however, changing formulations could result in higher raw material costs and/or the necessity to obtain regulatory clearance for the modified formulation.

F.        COMPETITION

          The Company competes in substantially all of its markets on the basis of quality and technical innovation. A number of companies have announced their intention or are believed to be in the process of developing a variety of products designed to perform some of the functions of Alcide products. Additionally, there exist in the marketplace products that are known to be competitive with the Company's products.

          The dairy hygiene market into which UDDERgold Plus, UDDERgold, Pre-Gold and 4XLA teat dips are sold is a highly fragmented worldwide market in which major specialty chemical companies compete. The major classes of products sold in this market are iodophors and chlorhexidines. The Company's chlorous acid/chlorine dioxide chemistry represents a novel chemical class. It, accordingly, necessitates obtaining regulatory approval or registration in most countries in which it is commercialized. The Company sells its teat dips in each country via either an animal health or an artificial insemination company.

          In the automotive air-conditioning disinfection marketplace, the Company knows of no efficacious and EPA-registered alternative to RenNew-A/C Air Conditioning System Disinfectant.

G.   GOVERNMENT REGULATION

          In addition to Federal registration, state registration of pesticides is required in 48 states and Puerto Rico. California, in addition to Environmental Protection Agency (EPA) approval, requires a thorough pesticide safety and efficacy review process in order to verify that a product provides both a consumer benefit and is safe. LD Disinfectant was granted registration as a hard surface disinfectant by the state of California on December 28, 1989.

          On December 21, 1989 the EPA requested certain safety, disposal and revised label information for RenNew-A/C Air Conditioning System Disinfectant. This information was filed on June 8, 1990. Additional data, requested by the EPA in September 1991, was provided by the Company in December 1991.

          The Company's line of hard surface sterilants and disinfectants are regulated in the U.S. by the EPA. Appropriate EPA approvals for sale and manufacturing have been obtained.

          On February 26, 1993 the Company was notified by the U.S. Department of Health and Human Services that, to the degree its products are sold to disinfect regulated medical devices, such products require FDA premarket approval and that, since the necessary premarket approval had not been obtained, the products were "adulterated" and "misbranded." In July and August of 1994 Alcide submitted 510(k) requests for market approval to the FDA. The requests were modified to conform with new FDA guidelines in May and July 1995. Sales of the Company's products covered by the required premarket approval applications in fiscal year 1995 were approximately $300,000 or 3% of Alcide's total sales. Future sales of such products are at risk until the applications are approved.

          On November 2, 1993, the Company was notified by the U.S. Environmental Protection Agency that three lots of its ABQ-Registered Trademark- and Exspor-Registered Trademark- product lines failed to meet their label claims with regard to sporicidal activity in tests conducted by EPA. Subsequently, the Company met with EPA officials and agreed to a series of remedial steps including label changes with respect to sporicidal activity. Agreements reached with EPA allowed for uninterrupted marketing of these products during EPA's review process. In May 1994, Alcide submitted to EPA supportive sporicidal test data conducted by an outside laboratory and revised Exspor-Registered Trademark- and ABQ-Registered Trademark- labeling, which tests and labeling were approved by EPA on April 10, 1995. On February 14, 1995, the Company was notified by EPA that EPA was seeking penalties against the Company in the amount of $205,000 for events related to this labeling dispute. On July 27, 1995, the Company and EPA agreed to an 80% reduction in EPA's claim and to settle the claim for $41,000.

          The Company's line of teat dips requires registration for sale in a number of international markets. UDDERgold Teat Dip has been registered in Canada, the United Kingdom, Denmark, the Netherlands, Italy, Spain, Portugal, Belgium and New Zealand. The product is legally sold without formal registration in the United States, Greece, France, Hungary and Mexico. Pending registrations are:

          (1) In West Germany a New Drug Application for UDDERgold Teat Dip was filed in February 1989. The Company's distributor is selling product in Germany under "cosmetic" labeling (without making therapeutic claims).

          (2) In the Republic of Ireland a registration dossier for UDDERgold Teat Dip was filed in May 1992. Government review and approval is expected in 1995.

          (3) In Brazil a registration dossier for UDDERgold Teat Dip was filed in March 1995. Approval is expected in 1995.

          Alcide Corporation's 4XLA Teat Dip has been registered in New Zealand, Canada and Denmark.

          In the event the Company employs distributors in other countries, registration documents will be filed either directly by the Company or by the specific distributor.

H.   EMPLOYEES

          The corporate office and laboratory staff of 11 employees occupy a 5,461 square foot facility in Redmond, Washington.

          The Company has relationships with and from time to time engages the services of university professors and other qualified consultants to assist it in technological research and development.

          The Company is not a party to any collective bargaining agreement and considers its employee relations to be excellent.

I.        ADVERTISING AND PROMOTION

          The Company's advertising and promotion activities include cooperative advertising of dairy line products with its distributors and the publication of product, financial and corporate literature.

ITEM 2.   PROPERTIES

          In July, 1994, upon the expiration of its Norwalk, Connecticut lease, the Company relocated its headquarters and laboratory facilities from Norwalk, Connecticut to a leased 5,461 square-foot facility in Redmond, Washington. The relocation was prompted by a desire to reduce the amount of state income taxes the Company will pay in the future and to reduce operating and manufacturing costs. The five-year lease for the Redmond facility provides for a monthly rent of $4,915 through May 1997 and a monthly rent of $5,188 from June 1997 through May 1999. Management believes the space will adequately support the Company's needs for at least the next two years. The lease provides an option to expand into adjacent space if necessary.

          MANUFACTURING. All manufacturing of the Company's products is performed by contract manufacturers having appropriate FDA registration approval for such manufacturing. Product released for sale is dependent on quality control testing by Alcide. The Company is not dependent on any one manufacturer. Many qualified manufacturers regularly compete in the contract-packaging marketplace.

ITEM 3.   LEGAL PROCEEDINGS

               None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

          The Company's common stock ("Common Stock") has been publicly traded since May 26, 1983 in the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol ALCD.

          The following table sets forth the range of the Common Stock and Series 1 Stock on NASDAQ for the fiscal quarters indicated, as reported by NASDAQ.


                                                       HIGH           LOW
                                                       ----           ---
     COMMON STOCK
     ------------
     YEAR ENDED MAY 31, 1994
     First quarter                                     10 3/4         8 3/4
     Second quarter                                    15 3/4         9 1/2
     Third quarter                                     12 3/4         10 1/4
     Fourth quarter                                    11 1/4         8

     YEAR ENDED MAY 31, 1995
     First quarter                                     9 3/8          7 1/2
     Second quarter                                    8 1/2          7 1/4
     Third quarter                                     8 1/4          6 3/4
     Fourth quarter                                    11 1/4         7 1/2

     SERIES 1 STOCK
     --------------

     YEAR ENDED MAY 31, 1994
     First quarter                                     2 3/4          2
     Second quarter                                    4              2 5/8
     Third quarter                                     3 1/4          2 1/2
     Fourth quarter                                    2 7/8          2

     YEAR ENDED MAY 31, 1995
     First quarter                                     2 1/2          --
     Second quarter                                    2 1/4          --
     Third quarter                                     --             --
     Fourth quarter                                    --             --


No dividends were declared or paid for these periods.

Prices represent final daily transactions between dealers without retail mark-up, mark-down or commissions, and may not represent actual transactions.

On May 31, 1995, there were approximately 2,582 Common stockholders of record. Series 1 stock was converted to Common on September 30, 1994.

ITEM 6.    SELECTED FINANCIAL DATA


                                               FISCAL YEARS ENDED
                                               ------------------
                    MAY 31, 1991        MAY 31, 1992       MAY 31, 1993       MAY 31, 1994        MAY 31, 1995
Net product sales   $3,764,529          $4,632,548          $6,471,407          $7,645,350          $9,153,104

Net income (Loss)      (92,275)            210,566**           810,191**         1,066,124           1,663,213

Net income (Loss)
 per Common Share         (.04)*,**            .08*,**             .29**               .40                 .60

Total assets         9,560,899**         9,570,625**        10,305,486          10,347,770          11,910,992

Long term debt         492,478                 ---                 ---                 ---                 ---

Redeemable
Preferred Stock      3,625,328           3,713,663           3,771,682             272,736             261,022



*    Restated to reflect the 1-for-10 stock split on October 9, 1992.
** Restated to reflect adoption of SFAS 109 on a retroactive basis to May 31, 1991.




                 SELECTED QUARTERLY FINANCIAL DATA FOR THE YEARS ENDED MAY 31,1994 AND MAY 31,1995
                 ---------------------------------------------------------------------------------

                    Net Sales      Gross Profit  Net Income   Net Income per Share
 Year Ended
 May 31, 1995
 1st Quarter        $1,398,931       $953,788     $208,493                    $.07
 2nd Quarter         2,033,647      1,356,625      394,798                     .15
 3rd Quarter         2,703,717      1,814,151      532,633                     .20
 4th Quarter         3,016,809      1,901,011      527,289                     .19
                    ----------    -----------  -----------                    ----
 Total for Year     $9,153,104     $6,025,575   $1,663,213                    $.60
                    ----------    -----------  -----------                    ----
                    ----------    -----------  -----------                    ----

 Year Ended
 May 31, 1994
 1st Quarter        $1,692,068     $1,122,383     $308,085                    $.11
 2nd Quarter         2,032,115      1,432,724      316,993                     .12
 3rd Quarter         2,048,911      1,402,680      289,313                     .11
 4th Quarter         1,872,256      1,211,130      151,733                     .06
 Total for Year     ----------    -----------  -----------                    ----
                    $7,645,350     $5,168,917   $1,066,124                    $.40
                    ----------    -----------  -----------                    ----
                    ----------    -----------  -----------                    ----


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR 1995 AS COMPARED WITH 1994

          The Company's net product sales in fiscal year 1995 were $ 9,153,104, an increase of 20% from the previous fiscal year's $7,645,350. The increase in fiscal year 1995 was due primarily to a 22% increase in dairy line product sales, which products include UDDERgold Plus and UDDERgold Germicidal Barrier Teat Dip, silverQUICK Udder Wash, 4XLA Pre- and Post-Milking Teat Dip and Pre-Gold Germicidal Pre-Milking Teat Dip. Exports accounted for 30% or $2,784,474 of net sales, as compared with 28 in fiscal year 1994.

          Interest and nonoperating income for fiscal year 1995 was $274,180, an
increase of 52% from the prior year's $180,047.    The increase reflects both
the impact of higher interest rates and higher investible liquid assets.

          Cost of goods sold was $3,127,529 in fiscal year 1995, or 34% of sales, as compared to $2,476,433 in fiscal year 1994 or 32% of sales. The increase in Cost of Goods as a percentage of sales is primarily the result of a change in product mix associated with the introduction of UDDERgold Plus in January, 1995.

     RESEARCH AND DEVELOPMENT

          Research and development expenses in fiscal year 1995 were $959,158, as compared to $827,633 in fiscal year 1994, an increase of 16%. The increase resulted primarily from fees paid to third parties for clinical testing and outside laboratory testing related to the Company's new product development program. All research and development expenditures were funded by the Company in both fiscal years 1994 and 1995.

          The Company is currently the holder of eleven U.S. patents covering various compositions and applications of its proprietary technology. Comparable protection exists or is being sought in selected foreign patent offices. Two additional U.S. patent applications were filed during fiscal year 1995. The Company believes that these filings will result in additional and broader protection of the various products currently being marketed or under development.

          The Company considers protection of its patents both in the United States and abroad an important aspect of its business viability. No assurance can be given, however, as to the validity, efficacy or scope of its patent protection. Should the patents become invalid, become ineffective against competition or expire prior to the Company's successful development of a market for its products, there may be a material adverse impact on the Company's business. The Company believes that it has taken appropriate steps to protect its patent rights; however, the possibility of patent infringement by third parties cannot be entirely eliminated. In the event of such infringement by third parties, if the Company is not successful in terminating such infringement, the viability of the Company could be severely and adversely affected.

     SELLING AND ADMINISTRATIVE EXPENSE

          Selling and administrative expenses were $1,935,760, in fiscal year 1995, as compared with $1,699,064 in fiscal year 1994, an increase of 14%. The 1994 expense was reduced by $203,000 through reversal of a previous year's bad debt reserve. Excluding the impact of the bad debt reserve, 1995 Selling and Administrative Expenses were 2% higher than 1994 expenses.

     ROYALTY OBLIGATIONS

          The Company has an ongoing obligation pursuant to certain royalty and consolidation agreements to pay patent holders, some of whom were early investors in the Company, a royalty of 50% of its license revenues and 8% of its net cash sales of products subject to such agreements. In fiscal 1995, net sales of $6,493,618 were covered by the royalty and consolidation agreements.

          The Company anticipates paying a royalty of 8% of the net cash sales of its products to the extent they are subject to royalty payments, which payments will increase the Company's costs by such amount. The Company believes that it has the ability to provide for these payments in the selling prices of its products.

          During fiscal 1995, one royalty rights holder raised questions regarding the basis on which royalties are calculated and disagreed with Alcide management on products subject to royalty payment. Alcide management believes that the Company has properly paid royalties on products subject to such payment, and has established a reserve of $352,800 for the purpose of defending its position in the event there is a legal dispute. (See Notes to Financial Statements.)

     INCOME TAXES

          The Company has available carry forward losses aggregating approximately $9,277,000 at May 31, 1995 and which expire during the years 2000 to 2008.

          Statement of Financial Accounting Standard No. 109 - Accounting for Income Taxes, which establishes accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years was adopted in the first quarter of 1993 on a retroactive basis.

     NET INCOME

          Net income for fiscal 1995 was $1,663,213, an increase of $597,089 or 56% over the previous fiscal year. The increase was achieved by expanded domestic and international distribution of the Company's products and by continued control of overhead expenses, somewhat offset by increased research and development investment.

     LIQUIDITY

          The Company's cash, cash equivalents and short-term investments and U.S. Government securities totaled $4,868,678 at May 31, 1995, an increase of $378,183 over the previous fiscal year. The increase was generated from operations, primarily offset by a $438,741 investment in the repurchase of Alcide Common Stock and a $1,588,883 investment in Accounts Receivable.

          The Company anticipates that income during fiscal year 1996 will be adequate to sustain the Company and that its cash resources will enable it to meet its operating requirements and support capital expenditures in the ensuing fiscal year.

     ACCOUNTS RECEIVABLE

          The Company sells its products to customers and distributors on terms typical of the industry. Sales to U.S. customers are 30-day terms. Sales to international distributors are 60-day terms. On January 1, 1995, 90 day terms were offered to ABS, the Company's largest distributor, in exchange for a finance charge equal to 2% of invoice amounts. For the period January through May, 1995, ABS paid Alcide $68,508 in finance fees. The incremental 60 day terms accounted for $1.4 million accounts receivable at May 31, 1995.

     LEASES AND CAPITAL EXPENDITURES

          The Company's office and laboratory space is leased under operating leases from unaffiliated lessors. During fiscal 1995, the Company spent $211,104 on purchases of fixed assets. Planned capital expenditures for fiscal year 1996 are expected to be less than $100,000.

FISCAL YEAR 1994 AS COMPARED WITH 1993

          The Company's net product sales in fiscal year 1994 were $7,645,350, an increase of 18% from the previous fiscal year's $6,471,407. The increase in fiscal year 1994 was due primarily to a 20% increase in dairy line product sales, which products include UDDERgold Germicidal Barrier Teat Dip, silverQUICK Udder Wash, 4XLA Pre- and Post-Milking Teat Dip and Pre-Gold Germicidal Pre-Milking Teat Dip. Exports accounted for 28% or $2,132,747 of net sales, as compared with 21% in fiscal year 1993. Of the $1,173,943 sales increase, approximately $72,000 is due to selling price increases.

          Interest and nonoperating income for fiscal year 1994 was $180,047, an increase of 44% from the prior year's $124,738. Of the fiscal year 1994 amount, $35,000 was due to gains on the sale of fully depreciated fixed assets.

          Cost of goods sold was $2,476,433 in fiscal year 1994 or 32% of sales, as compared to $2,064,302 in fiscal year 1993 or 32% of sales.

     RESEARCH AND DEVELOPMENT

          Research and development expenses in fiscal year 1994 were $827,633, as compared to $743,035 in fiscal year 1993, an increase of 11%. The increase resulted primarily from fees paid to third parties for clinical testing and outside laboratory testing related to the Company's new product development program. All research and development expenditures were funded by the Company in both fiscal years 1993 and 1994.

     SELLING AND ADMINISTRATIVE EXPENSE

          Selling and administrative expenses were $1,699,064 in fiscal year 1994, as compared with $1,805,216 in fiscal year 1993, a decrease of 6%. This decrease is primarily the result of a decrease in bad debt expense.

     RELOCATION PROVISION

          In July, 1994, the Company relocated its offices and laboratories from Norwalk, Connecticut, to Redmond, Washington. The full $263,030 cost of relocation estimated on May 31, 1994, was charged against Fiscal 1994 earnings.

     NET INCOME

          Net income for fiscal 1994 was $1,066,124, an increase of $255,933 or 32% over the previous fiscal year. The increase was achieved by expanded domestic and international distribution of the Company's products and by continued control of overhead expenses, somewhat offset by increased research and development investment and the $263,030 provision for relocation costs. Before relocation costs net income increased 50% over the previous year.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to pages 25 through 35 of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          There have been no disagreements on accounting and financial disclosures with Arthur Andersen LLP with regard to the financial statements for fiscal 1995 or with Deloitte & Touche LLP with regard to fiscal 1994 and 1993. The principal accountants' reports on financial statements of the Company for the past year did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty of audit scope or accounting principles.

                                    PART III

ITEM 10.  DIRECTORS AND  EXECUTIVE OFFICERS

          Pursuant to the Company's by-laws, Directors are elected to a one-year term of office by the shareholders of the Company at its annual meeting.

          Information regarding the Directors and Executive Officers of the Company as of May 31, 1995 is listed in the following table:

                        POSITIONS WITH THE COMPANY AND        DIRECTOR AND EXECUTIVE
                        PRINCIPAL OCCUPATION OR EMPLOYMENT    OFFICER SINCE
NAME                AGE   DURING THE PAST FIVE YEARS

Don Chaifetz        62    Director of the Company; President         1984
                          of Meldon Company, Inc., whose
                          business is importing.  This
                          position has been held for more
                          than the past five years.
                          Presently serves on the Board of
                          Directors of The Nova Group, Inc.


Thomas L.           68    Director and Chairman of the Board         1983
Kempner                   of the Company; Chairman and Chief
                          Executive Officer of Loeb Partners
                          Corporation, a private investment
                          banking firm, since 1979.
                          Presently serves on the Boards of
                          Directors of The Arlen
                          Corporation; Energy Research
                          Corporation; IGENE BioTechnology,
                          Inc.; Roper Starch Worldwide,
                          Inc.; Intermagnetics General;
                          Silent Radio, Inc.; and Northwest
                          Airlines, Inc.

Norman N. Mintz     60    Director of the Company; Managing          1990
                          Director of Loeb Partners
                          Corporation, a private investment
                          banking firm since 1989; Executive
                          Vice President for Academic
                          Affairs, Columbia University from
                          1982 to 1989.

Gerson Pakula       64    Director of the Company; Retired;          1980
                          Managing Director of Park Lane
                          Capital Ltd., a private investment
                          banking firm from 1988 to 1993.

John P. Richards    53    Vice President, Chief Financial            1991
                          Officer of the Company; President
                          of Tartan Marine Company from June
                          1983 to November 1990.  Previously
                          held various financial and
                          operational management positions
                          at Abbott Laboratories from 1968
                          to 1983.


Joseph A. Sasenick  55    Director of the Company; President         1991
                          and Chief Executive Officer of the
                          Company since February 1992;
                          President and Chief Operating
                          Officer of the Company from
                          February 1991 to February 1992.
                          Presently serves on the Board of
                          Directors of the Washington
                          Biotechnology and Biomedical
                          Association. Managing
                          Director/Partner of Vista Resource
                          Group from 1988 to February 1991.
                          Previously held top management
                          positions at Abbott Laboratories
                          and The Gillette Company.

Elliott J. Siff     64    Director of the Company; Chairman          1980
                          of the Board and Chief Executive
                          Officer of Cedeta Dental
                          International, Inc., an advanced
                          technology company in the dental
                          electronic anesthesia field;
                          Chairman of Siff Partners, an
                          investment banking and strategic
                          advisory firm specializing in the
                          commercialization of technology;
                          Chairman of the Board and
                          President of Belmar Corporation, a
                          private corporation with holdings
                          in real estate and other business
                          interests.  Consultant to the
                          Company from June 1990 to November
                          1990; Chairman of the Board of the
                          Company from 1989 to 1990;  Chief
                          Executive Officer, Chief Financial
                          Officer, and Treasurer of the
                          Company from 1983 to 1990.

William G. Spears   57    Director of the Company; Chairman          1989
                          of the Board of Spears, Benzak,
                          Salomon & Farrell, an investment
                          advisory subsidiary of KeyCorp
                          since 1972.  Presently serves on
                          the Boards of Directors of United
                          HealthCare Corp., Osborn
                          Communications Corp. and
                          Recognition International, Inc.

Aaron Stern         70    Director of the Company; Chairman          1989
                          of the Board and Chief Executive
                          Officer of Dr. Aaron Stern, M.D.,
                          Ph.D., P.C., a professional
                          corporation; practicing
                          psychoanalyst; corporate
                          consultant; corporate director;
                          and Adjunct Professor of
                          Psychology and Psychoanalysis at
                          Columbia University, all of which
                          positions have been held for more
                          than the past five years.

ITEM 11.  EXECUTIVE COMPENSATION

          This information is incorporated by reference from the Section captioned "Executive Compensation" contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          This information is incorporated by reference from the Sections captioned "Share Ownership by Directors, Executive Officers and Key Employees" and "Principal Shareholders" contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          This information is incorporated by reference from the Section captioned "Certain Transactions" contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  Documents filed with Report:

               1.   FINANCIAL STATEMENTS

                    Independent Auditors' Reports.
                    Balance Sheets as of May 31, 1994 and May 31, 1995. Statements of Operations for each of the years ended May 31, 1993, May 31, 1994 and May 31, 1995.
                    Statements of Changes in Shareholders' Equity (Deficit) for each of the years ended May 31, 1993, May 31, 1994 and May 31, 1995.
                    Statements of Cash Flows for each of the years ended May 31, 1993, May 31, 1994 and May 31, 1995.

               2.   FINANCIAL STATEMENT SCHEDULE

                    Notes to Financial Statements
                    Selected Quarterly Financial Data for the Years Ended May 31, 1994 and May 31, 1995, on Page 13.

               3.   EXHIBITS

                    See Index to Exhibits on Page 22.

          (b)  Reports on Form 8-K.
                    No reports on Form 8-K have been filed by Registrant during the quarter ending May 31, 1995.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ALCIDE CORPORATION
                                   (Registrant)

                              By   /s/Joseph A. Sasenick
                                   ----------------------------
                                   Joseph A. Sasenick, President
                                   Chief Executive Officer

                              By   /s/John P. Richards
                                   ----------------------------
                                   John P. Richards, Vice President
                                   Chief Financial Officer
                                   (Principal Accounting Officer)

Date:  August 14, 1995
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/Don Chaifetz                     Director                August 14, 1995
- ------------------------
Don Chaifetz


/s/Thomas L. Kempner                Director                August 14, 1995
- ------------------------
Thomas L. Kempner


/s/Norman N. Mintz                 Director                 August 14, 1995
- ------------------------
Norman N. Mintz


/s/Gerson Pakula                   Director                 August 14, 1995
- ------------------------
Gerson Pakula


/s/Joseph A. Sasenick              Director, President,     August 14, 1995
- ------------------------           Chief Executive Officer
Joseph A. Sasenick


/s/Elliott J. Siff                 Director                 August 14, 1995
- ------------------------
Elliott J. Siff


/s/William G. Spears               Director                 August 14, 1995
- ------------------------
William G. Spears


/s/Aaron Stern                     Director                 August 14, 1995
- ------------------------
Aaron Stern

INDEX TO EXHIBITS
- -----------------

EXHIBIT NO.
- -----------

3.1 Certificate of Incorporation (previously filed as an exhibit to Registration Statement No. 2-79954 on Form S-1 filed October 22, 1982, and incorporated herein by reference).

3.2 By-Laws (previously filed as an exhibit to Form 10-K of the Registrant for the fiscal year ended May 31, 1984, and incorporated herein by reference).

10.2 Indenture of Sub-lease dated August 1, 1989 by and between the Company and K & L Marketing, Inc. (previously filed as an exhibit to Amendment No. 1 to Registration Statement No. 33-28628 on Form S-3 filed July 21, 1989, and incorporated herein by reference).

10.3 1983 Incentive Stock Option Plan as amended (previously filed as an exhibit to Form 10-K of the Registrant for the fiscal year ended May 31, 1984, and incorporated herein by reference).

10.5      Agreement by and between the Company and American Breeders Service
          (ABS) a division of W.R. Grace & Co. dated September 25, 1986 (previously filed as an exhibit to Form 10-Q of the Registrant for the quarter ended August 29, 1986, and incorporated herein by reference).

10.9 Agreement by and between the Company and The Procter & Gamble Company dated January 4, 1988 (previously filed as an exhibit to Form 10-K for the fiscal year ended May 28, 1988 as amended on Form 8, and incorporated herein by reference).

10.11 Agreement by and between the Company and Handelsonderneming E. Heemskerk dated December 31, 1991 (previously filed as an exhibit to Form 10-K of the Registrant for the fiscal year ended May 31, 1992, and incorporated herein by reference).

10.12 Agreement by and between the Company and OHF Sante Animale dated January 30, 1992 (previously filed as an exhibit to Form 10-K of the Registrant for the fiscal year ended May 31, 1992, and incorporated herein by reference).

10.14 Agreement by and between the Company and Holstein Genetika KFT dated May 1, 1992 (previously filed as an exhibit to Form 10-K of the Registrant for the fiscal year ended May 31,1992, and incorporated herein by reference).

10.15 Agreement by and between the Company and Handelsonderneming E. Heemskerk dated May 31, 1992 (previously filed as an exhibit to Form 10-K of the Registrant for the fiscal year ended May 31, 1992, and incorporated herein by reference).

10.16 Second amendment dated April 8, 1993 to employment agreement for Joseph A. Sasenick dated February 11, 1991 and first amendment to employment agreement dated February 4, 1992 (previously filed as exhibits to Form 10-K of the Registrant for the fiscal years ended May 31, 1991 and 1992, respectively and incorporated herein by reference).

10.17 Agreement by and between the Company and Universal Marketing Services dated May 3, 1993 (previously filed as an exhibit to Form 10-K of the Registrant for the fiscal year ended May 31, 1993, and incorporated herein by reference).

10.18 Agreement by and between the Company and American Breeders Service dated June 15, 1993.

10.19 1993 Incentive Stock Option Plan (previously filed as an Exhibit to Proxy Statement for meeting held December 7, 1993, and incorporated herein by reference).

11.1      Computation of Earnings Per Share of Common Stock of the Company.

                               ARTHUR ANDERSEN LLP



                    Report of Independent Public Accountants



To the Board of Directors and Shareholders of Alcide Corporation:

We have audited the accompanying balance sheet of Alcide Corporation (a Delaware corporation) as of May 31, 1995, and the related statement of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Alcide Corporation as of May 31, 1994 and 1993 were audited by other auditors whose reports dated June 21, 1994, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alcide Corporation as of May 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                        /s/Arthur Andersen LLP


Seattle, Washington
June 23, 1995

DELOITTE &
 TOUCHE LLP

                              Stamford Harbor Park    Telephone:  (203) 351-4600
                              333 Ludlow Street       Facsimile:  (203) 351-4797
                              P.O. Box 10098
                              Stamford, CT  06904

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Alcide Corporation
Redmond, Washington

We have audited the accompanying balance sheet of Alcide Corporation as of May 31, 1994, and the statements of operations, changes in shareholders' equity (deficit), and cash flows for the years ended May 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at May 31, 1994, and the results of its operations and its cash flows for the years ended May 31, 1994 and 1993 in conformity with generally accepted accounting principles.

We also audited the adjustment described in Note 9 that was applied to the 1992 financial statements to give retroactive effect to the change in the method of accounting for income taxes. In our opinion, such adjustment is appropriate and has been properly applied.

As discussed in Note 9 to the financial statements, in 1994 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109 and, retroactively, restated the 1993 and 1992 financial statements for the change.


/s/Deloitte & Touche LLP

June 21, 1994

                        ALCIDE CORPORATION BALANCE SHEETS


                                                                                May 31,
                                                                ---------------------------------------
                                                                    1994                        1995
                                                                    ----                        ----
 ASSETS:
         Current assets:
           Cash and cash equivalents                             $ 3,385,932               $ 2,770,157
           Short term investments                                  1,000,000                   983,889
           Accounts receivable - trade                               995,022                 2,583,905
           Inventory                                                 280,213                   562,197
           Prepaid expenses and other current assets                 195,751                   161,710
                                                                 -----------               ------------
              Total Current Assets                                 5,856,918                 7,061,858
                                                                 -----------               ------------

         Equipment and leasehold improvements:
           Office equipment                                           26,686                    80,864
           Laboratory and manufacturing equipment                        ---                    99,774
           Leasehold improvements                                    163,784                    56,152
         Less:  Accumulated depreciation and amortization           (167,418)                  (37,128)
                                                                 -----------               ------------
         Total equipment and leasehold improvements, net              23,052                   199,662
                                                                 -----------               ------------
         Deferred income tax asset                                 4,347,349                 3,524,409
                                                                 -----------               ------------
         Other assets                                                120,451                 1,125,063
                                                                 -----------               ------------
 TOTAL ASSETS                                                    $10,347,770               $11,910,992
                                                                 -----------               ------------
                                                                 -----------               ------------
 LIABILITIES, AND SHAREHOLDERS' EQUITY
         Current liabilities:
           Accounts payable                                         $231,612                  $379,198
           Accrued expenses and taxables payable                     610,331                   807,217
                                                                 -----------               ------------
              Total liabilities                                      841,943                 1,186,415
                                                                 -----------               ------------


         COMMITMENTS AND CONTINGENCIES (Note 6):
           Redeemable Class B Preferred Stock -
           noncumulative convertible $.01 par value:
           authorized 1,664,581 shares
           issued and outstanding:
           May 31, 1994 - 103,963                                    272,736                   261,022
                                                                     -------                   -------
           May 31, 1995 -   99,437
         Shareholders' equity:
         Class "A" Preferred Stock - no par value
           authorized 1,000 shares; issued and                       135,307                   135,307
           outstanding 1,000 shares
         Common Stock $.01 par value;
           authorized 100,000,000 shares;
           issued and outstanding:
           May 31, 1994 - 2,766,721                                   27,667                    27,878
           May 31, 1995 - 2,787,838                               (1,002,391)               (1,441,132)
         Treasury stock at cost                                   18,158,618                18,164,399
         Additional paid-in capital                               (8,086,110)               (6,422,897)
                                                                 -----------               ------------
         Accumulated Deficit                                       9,233,091                10,463,555
                                                                 -----------               ------------
           Total Shareholders' Equity
TOTAL LIABILITIES, AND SHAREHOLDERS' EQUITY                      $10,347,770               $11,910,992
                                                                 -----------               ------------
                                                                 -----------               ------------

See notes to financial statements.

                               ALCIDE CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                                       FOR THE YEARS ENDED MAY 31,
                                                                                       ---------------------------
                                                                         1993                   1994                    1995
                                                                         ----                   ----                    ----
                                                                      (restated)
 NET SALES
                                                                      $6,471,407             $7,645,350               $9,153,104
                                                                      ----------             ----------               ----------

 EXPENDITURES:
      Cost of goods sold                                               2,064,302              2,476,433                3,127,529
      Research and development expense                                   743,035                827,633                  959,158
      Depreciation and amortization                                       34,303                 28,651                   30,390
      Consulting expense to related parties                               90,000                 60,000                   60,000
      Royalty expense                                                    433,060                593,068                  697,531
      Other selling, general/administrative                            1,805,216              1,699,064                1,935,760
      Relocation expense                                                     ---                263,030                   73,355
                                                                      ----------             ----------               ----------
                                                                       5,169,916              5,947,879                6,883,723
                                                                      ----------             ----------               ----------

 Operating income                                                      1,301,491              1,697,471                2,269,381

 Interest income                                                         124,738                180,047                  227,841
 Other Income (Expense)                                                   (2,344)                (7,128)                  46,339
                                                                      ----------             ----------               ----------


 Income before provision for income taxes                              1,423,885              1,870,390                2,543,561

 Provision for income taxes                                              613,694                804,266                  880,348
                                                                      ----------             ----------               ----------

 Net income                                                          $   810,191            $ 1,066,124              $ 1,663,213
                                                                      ----------             ----------               ----------
                                                                      ----------             ----------               ----------

 Net income per common share                                         $      0.29             $     0.40              $      0.60
                                                                      ----------             ----------               ----------
                                                                      ----------             ----------               ----------

 Weighted average common shares & common share equivalents             2,747,312              2,654,424                2,765,962
                                                                      ----------             ----------               ----------
                                                                      ----------             ----------               ----------

                       See notes to financial statements.

                               ALCIDE CORPORATION
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY





                                                    Class "A"                                       Additional
                                                  Preferred Stock          Common Stock               Paid In
                                                                                                      Capital
- ---------------------------------------------------------------------------------------------------------------
                                                 Shares     Amount       Shares        Amount
Balance - May 31, 1992 (restated)                1,000    $135,307       23,804,871      $238,049  $14,598,761

Conversion of Series 1 Preferred Stock                                          480           4         23,981
Sales of Common Stock to consultants
  (Notes 8 and 11)                                                           44,034         441         44,559
Reverse Stock Split (1 for 10)                                         (21,461,765)   (214,618)        214,618
Purchase Treasury Stock
Accretion of Series 1 Preferred Stock
  Redemption Value                                                                                   (142,709)
Net Income
- ---------------------------------------------------------------------------------------------------------------
Balance - May 31, 1993 (restated)                1,000     135,307        2,387,620      23,876     14,739,210
Purchase of Treasury Stock

ESOP Stock Granted

Conversion of Series 1 Preferred Stock                                      379,101       3,791      3,559,986

Accretion of Series 1 Preferred
  Redemption Value                                                                                   (140,578)
Net Income
- ---------------------------------------------------------------------------------------------------------------
Balance May 31, 1994                             1,000     135,307        2,766,721      27,667     18,158,618
Accretion of Series 1 Redemption Value                                                                   (167)
Exercise of Stock Options                                                       412           4            (4)
Purchase Treasury Stock
  Exchange of Series 1 for Common Stock                                      20,705         207          5,952
  and Series 2 Stock
Net Income
- ---------------------------------------------------------------------------------------------------------------
Balance May 31, 1995                             1,000    $135,307        2,787,838    $ 27,878    $18,164,399
                                                 -----    --------        ---------    --------    -----------
                                                 -----    --------        ---------    --------    -----------


                                                                                             Total
                                                 Common Treasury Stock    Accumulated     Shareholders'
                                                                            Deficit          Equity
- -------------------------------------------------------------------------------------------------------
                                                 Shares        Amount
Balance - May 31, 1992 (restated)                                         ($9,962,425)     $5,009,692

Conversion of Series 1 Preferred Stock                                                         23,985
Sales of Common Stock to consultants
  (Notes 8 and 11)                                                                             45,000
Reverse Stock Split (1 for 10)                                                                   ----
Purchase Treasury Stock                        (5,000)      ($43,344)                        (43,344)
Accretion of Series 1 Preferred Stock
  Redemption Value                                                                          (142,709)
Net Income                                                                     810,191        810,191
- -----------------------------------------------------------------------------------------------------

Balance - May 31, 1993 (restated)              (5,000)       (43,344)      (9,152,234)      5,702,815
Purchase of Treasury Stock                    (98,780)    (1,019,047)                     (1,019,047)

ESOP Stock Granted                               6,500         60,000                          60,000

Conversion of Series 1 Preferred Stock                                                      3,563,777

Accretion of Series 1 Preferred
  Redemption Value                                                                          (140,578)



Net Income                                                                   1,066,124      1,066,124
- -----------------------------------------------------------------------------------------------------
Balance May 31, 1994                          (97,280)    (1,002,391)      (8,086,110)      9,233,091
Accretion of Series 1 Redemption Value                                                          (167)
Exercise of Stock Options                                                                        ----
Purchase Treasury Stock                       (56,100)      (438,741)                       (438,741)
  Exchange of Series 1 for Common Stock                                                         6,159
  and Series 2 Stock
Net Income                                                                   1,663,213      1,663,213
- -----------------------------------------------------------------------------------------------------
Balance May 31, 1995                         (153,380)   ($1,441,132)     ($6,422,897)    $10,463,555
                                              ---------    ------------   ------------    -----------
                                              ---------    ------------   ------------    -----------

See notes to financial statements.

                   ALCIDE CORPORATION STATEMENTS OF CASH FLOWS

                                                                         FOR THE YEARS ENDED MAY 31
                                                                1993               1994                 1995
                                                                ----               ----                 ----
                                                            (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  810,191          $1,066,124          $1,663,213
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                               34,303              28,651              30,390
    Common Stock issued to directors, consultant and
          the employee stock ownership plan                     45,000              60,000                 ---
    (Gain) Loss on sales of equipment                              ---             (35,000)              5,265
    Provision for doubtful accounts                            102,000            (102,000)                ---
    Deferred income tax                                        562,439             752,651             822,940
                                                            ----------          ----------          ----------
                                                             1,553,933           1,770,426           2,521,808
                                                            ----------          ----------          ----------
    Decrease (increase) in assets:
      Inventory                                                (51,595)            (66,600)           (281,984)
      Accounts receivable - trade                             (545,915)            (55,542)         (1,588,883)
      Prepaid expenses                                          97,949             (61,585)             34,042
      Other noncurrent assets                                      ---                 ---               5,456
    Increase (decrease) in liabilities:
      Accounts payable                                         (79,117)            114,710             147,586
      Accrued expenses and taxes payable                       284,759            (103,756)            196,886
                                                            ----------          ----------          ----------

Net cash provided by operating activities                    1,260,014           1,597,653           1,034,911
                                                            ----------          ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of investments                                       ---          (1,000,000)         (1,993,958)
  Redemption of investments                                        ---                 ---           1,000,000
  Acquisition of equipment                                     (18,094)             (8,214)           (212,265)
  Decrease (Increase) in other assets                             (600)           (103,563)                ---
  Sale of equipment                                                ---              35,000                 ---
                                                            ----------          ----------          ----------

  Net cash provided by (used in) investing activities          (18,694)         (1,076,777)         (1,206,223)
                                                            ----------          ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of Alcide Common and Series 1 Stock                (104,053)         (1,094,793)           (444,463)
  Advance from customer (repayment)                           (401,923)                ---                 ---
                                                            ----------          ----------          ----------

Net cash (used in) financing activities                       (505,976)         (1,094,793)           (444,463)
                                                            ----------          ----------          ----------
Net increase (decrease) in cash and cash equivalents           735,344            (573,917)           (615,775)
Cash and cash equivalents at beginning of year               3,224,505           3,959,849           3,385,932
                                                            ----------          ----------          ----------
Cash and cash equivalents at end of year                    $3,959,849          $3,385,932          $2,770,157
                                                            ----------          ----------          ----------
                                                            ----------          ----------          ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                    $    2,344           $   7,128                 ---

  Cash paid during the year for income taxes                $   41,700           $  59,000          $   29,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accretion of Series 1 redemption value                    $  142,709           $ 140,578          $      167


See notes to financial statements.

                               ALCIDE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
1.   GENERAL:

     Alcide Corporation (the "Company") is engaged in the research, development and commercialization of unique chemical compounds having intense microbiocidal activity. The Company holds substantial worldwide rights to its discoveries through various patents, patent applications, trademarks and other intellectual property, technology and know-how.

     All of the products presently sold by the Company are surface area disinfectants; therefore, financial information by business segment is not provided.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (a) Revenue Recognition: All sales are recorded at the time of shipment. One distributor accounted for $4,625,343 or 71% of net sales and $5,032,437 or 66% of net sales and $5,936,821 or 65% of net sales in the years ended May 31, 1993, May 31, 1994 and May 31, 1995, respectively. Export sales were $1,349,399 or 21% of net sales in 1993 and $2,150,606 or 28% of net sales in 1994 and $2,784,474 or 30%
          of net sales in 1995. All such direct export sales were for distribution in Europe.


     (b) Cash and cash equivalents consist of short-term interest-bearing instruments, primarily money market accounts with maturities of three months or less. These investments are carried at cost which approximates market.

     (c) Royalties: Provisions in royalty agreements provide for the payment of 8% of net cash sales of applicable products.

     (d) Depreciation and Amortization: Office, laboratory and manufacturing equipment is being depreciated over the five-year estimated useful life of the assets by the straight-line method.

          Leasehold improvements are being amortized over the lives of leases by the straight-line method.

     (e) Statement of Financial Accounting Standard No. 109 - Accounting for income taxes, which establishes accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years, became effective
          for the Company for its fiscal year ending May 31, 1994.   SFAS 109
          was adopted on a retroactive basis and the fiscal year ended May 31, 1993 was restated accordingly.

3.   INVESTMENTS:

     The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," effective June 1, 1994. Under SFAS 115, debt securities that the Company has both the intent and ability to hold to maturity are carried at amortized cost. All of the Company's debt securities have been classified as "held-to-maturity." The adoption of SFAS 115 did not have a material effect on the financial statements. Information regarding securities held at May 31, 1995, is as follows:


INVESTMENT CLASSIFICATION       AMORTIZED COST             FAIR VALUE
- -------------------------       --------------             ----------
  Held-to-maturity:
     Current                       $   983,889           $   974,930
    Long Term                        1,106,160             1,154,466
                                   -----------           -----------
                                   $ 2,090,049           $ 2,129,396


INVESTMENT CLASSIFICATION     GROSS UNREALIZED             MATURITY
- -------------------------     ---------------              --------
                              Gains      Losses
Held-to-maturity              $39,834       $487            1-4 years


4.   INVENTORY:

     Inventory is recorded at the lower of cost or market on a first-in, first-out basis, as follows:



                                   FINISHED         RAW
                     TOTAL         PRODUCTS      MATERIALS
                     -----         --------      ---------
May 31, 1994        $280,213       $72,868        $207,345
May 31, 1995        $562,197       $75,861        $486,336


5.   ACCRUED EXPENSES:

     At May 31, accrued expenses were comprised of the following:



                                                              1994         1995
                                                              ----         ----
     Accrued relocation                                    $209,229         ---
     Accrued royalties                                       98,912     $75,531
     Accrued employee salaries, incentive and benefits      172,589     282,356
     Accrued new product clinical testing                    69,601         ---
     Reserve for potential royalty claim                     60,000     352,800
     Other accrued expenses                                     ---      96,530
                                                           --------     -------
                                                           $610,331    $807,217
                                                           --------     -------
                                                           --------     -------

6.   COMMITMENTS AND CONTINGENCIES:

     a.   Leases:

     Effective July, 1994, the Company occupied office and laboratory space in Redmond, Washington under a five-year noncancellable lease expiring May 31, 1999. Insurance, utilities and maintenance expenses are borne by the Company.

     There are no contingent rentals or sublease rentals.

     The annual lease commitments for the Redmond, Washington facility are $58,980 in fiscal year 1996 and fiscal year 1997; and $62,256 in fiscal year 1998 and fiscal year 1999.

     b.   Employment Agreements:

     Two officers have employment agreements, which combined obligate the Company to salaries of $297,000 per year. Bonus compensation of 100% of base pay can be earned.

     c.   Royalty Agreement:

     The Company has an ongoing obligation pursuant to certain royalty and consolidation agreements to pay patent holders a royalty of 50% of license revenues and 8% of net cash sales of its covered products subject to such agreements.

     During fiscal 1995, one royalty rights holder raised questions regarding the basis on which royalties are calculated and disagreed with Alcide management on products subject to royalty payments. The Company asserts that it has properly paid royalties on products subject to such payment. Royalty expenses recorded for FY 1995 include expenses related to a reserve of approximately $293,000 for potential royalty claims.

     Royalty payments to patent holders for the fiscal years ended May 31, 1993, 1994, and 1995 were $483,060, $593,068 and $369,208, respectively.

7.   INCOME TAXES:

     In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No 109, "Accounting for Income Taxes," the effects of which have been applied retroactively to May 31, 1991. SFAS 109 requires the Company to compute deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     A summary of the provision for income taxes follows:


                                 FY 1993     FY 1994    FY 1995
                                 -------     -------    -------
          Current
               Federal             $25,420   $31,493   $51,998
               State and local      27,346    23,254     1,068
                                   -------   -------   -------
                                   $52,766   $54,747   $53,066

          Deferred
               Federal             $393,682  $534,136  $827,282
               State and local      167,746   215,383       ---
                                   --------  --------  --------
                                   $618,694  $804,266  $880,348


     The effect of adopting SFAS 109 was to decrease earnings as follows:


                                     FY 1993
          Net Income               ($562,439)
          Earnings Per Share       ($.21)


     The adoption also resulted in a $ 5.8 million decrease in May 31, 1991 Accumulated Deficit.

     A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:


                                           FY 1993    FY 1994    FY 1995
                                           -------    -------    -------
Statutory federal income tax rate           34.0%     34.0%        34.0%
State and local income taxes net of
  federal tax benefit                        9.0%      8.4%          ---
Other                                        0.1%      0.5%         0.6%
                                             ----      ----        -----
Effective income tax rate                   43.1%     42.9%        34.6%


     At May 31, 1995 deferred tax assets under SFAS 109 were comprised of the following:

     Operating loss carry forward            $3,154,337
     Temporary Differences                      150,63
     Credits carry forward                      110,136
     Alt. Minimum tax carry forward             109,303
                                             ----------
     Total deferred tax asset                $3,524,409

     The Company has available carry forward losses aggregating approximately $9,277,000 at May 31, 1995 and which expire during the years 2000 to 2008.

8.   SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK:

     a.   Authorized Capital
     The authorized capital of the Company is 100,000,000 shares of $.01 par value Common Stock, 1,000 shares of no par value Class A Preferred Stock and 10,000,000 shares of $.01 par value Class B Preferred Stock.

     The Company has not declared dividends on any of its classes of stock.

     b.   Common Stock
     Sales of Common Shares, other than those sold to the public, were to directors, who agreed to receive their fees in Common Stock at the prevailing market price.

     On October 8, 1992 Alcide shareholders approved a one-for-ten reverse split of the Company's Common Stock. The split became effective October 9, 1992.

     c.   Class A Preferred Stock
     The nonvoting Class A Preferred Stock has preference in liquidation for $135,307, its stated value. Holders have the right to receive an annual noncumulative dividend of 6% of the stated value amount, if a dividend is declared and paid on Common Stock. The stock is redeemable at any time by the Company.

     d.   Redeemable Class B Preferred Stock - Series 1 and 2.
     On December 28, 1993 the stockholders approved an offer to exchange outstanding shares of Series 1 Stock for Common Stock. The Company's stockholders also approved an amendment to the Certificate of Designations, Preferences and Rights of the Series 2 Preferred Stock of the Company with respect to sinking fund amounts. The Company commenced an offering on January 10, 1994 to exchange stock at a rate of 0.2757 share of Common Stock for each share of Series 1 Stock. The offer expired on May 31, 1994 with the exchange of 1,375,049 shares, 93% of the total outstanding Series 1 Stock into 379,101 shares of Common Stock.

     On September 30, 1994 the Company issued to holders of any outstanding Series 1 Stock, in a recapitalization, one share of Class B Stock to be designated as Series 2 Redeemable Preferred Stock ("Series 2 Stock") and
     0.2 share of Common Stock. Commencing on September 30, 1994, the Company created a sinking fund to be funded, on that day and on the 30th day of September of each year thereafter, at a rate equal to 0.7% of the Company's prior fiscal year's net income, if any, at $2.625 per share plus declared and unpaid dividends in any amount equal to the sinking fund payment. The Company was required to redeem 2,538 shares of Series 2 Stock on September 30, 1994, for $6,662. Based on fiscal 1995 net income, the Company will redeem 4,435 shares of Series 2 stock for $11,641 on September 30, 1995. The Company may redeem any or all of the issued and outstanding Series 2 Stock at its option, at any time, at the redemption price of $2.625 per share.

10.  STOCK OPTIONS:

     The Company had an Incentive Stock Option Plan, which expired in May 1993, and a nonstatutory stock option plan under which options may be granted to employees, directors, officers and consultants. A new stock option plan was approved by the shareholders at the Company's December 7, 1993 Annual Meeting. The option exercise price for incentive stock options may not be less than the fair market value of the Common Stock on the date of the grant of the option. Nonqualified stock options are granted with an exercise price equal to 100% or greater of the fair market value of the Common Stock on the date of grant.

     Options are exercisable within 10 years from the date the option was granted. Options outstanding were granted at the market price or higher on the date of grant and will expire during the period August 1994 through December 2003. The status of the plan is as follows:

                                                                                        AGGREGATE
                                                       OPTIONS   EXERCISE PRICE      EXERCISE PRICE
                                                       -------   --------------      --------------
          Fiscal Year Ended May 31, 1994
                    Outstanding at May 31, 1993        249,710   $4.10 to $.63.80    $1,787,667
                    Granted                             31,500       11,625             366,188
                    Terminated                             ---          ---                 ---

                    Exercised                              ---          ---                 ---
                                                         -----                          -------

          Outstanding at May 31, 1994                  281,210   $4.10 to $63.80     $2,153,855
                                                       -------                       ----------
                                                       -------                       ----------

          Exercisable                                  187,529   $4.10 to $63.80     $1,329,992
                                                       -------                       ----------
                                                       -------                       ----------

          Fiscal Year Ended May 31, 1995
                    Outstanding at May 31, 1994        281,210   $4.10 to $63.80     $2,153,855
                    Granted                             30,000   $7.75 to $8.625        258,750
                    Terminated                           7,454   $5.00 to $80.00        122,201
                    Exercised                            1,000        5.00                5,000
                                                       -------      ------            ---------

          Outstanding at May 31, 1995                  302,756   $4.10 to $63.80     $2,285,404
                                                       -------   ---------------     ----------
                                                       -------   ---------------     ----------

          Exercisable                                  254,925   $4.10 to $63.80     $1,903,504
                                                       -------   ---------------     ----------
                                                       -------   ---------------     ----------

11.  EARNINGS PER SHARE:

     Earnings per share for the 1993, 1994 and 1995 fiscal years were based upon the weighted average number of shares outstanding during each of the periods, plus the effect of Common Stock equivalents from stock options and convertible securities.

12.  RELATED PARTY TRANSACTIONS:

     Thomas L. Kempner, Chairman and Chief Executive Officer of Loeb Partners Corporation, serves as Chairman of the Board of Directors of the Company.

     During the fiscal years ended May 31, 1994 and 1995, the Company paid Loeb Partners Corporation $60,000 per annum in cash for executive and management services provided by Messrs. Thomas L. Kempner and Norman N. Mintz.

     The Company is obligated to make ongoing royalty payments to certain patent holders, some of whom serve on the Board of Directors of the Company or are entities whose principals are members of the Board. During fiscal year 1995 and 1994 respectively, the amounts indicated below were paid to the following individuals and entities, certain of whose principals are members of the Board: Old Hill Associates, $80,506 and $114,764; Loeb Investors Co. V, $24,629 and $35,110; Loeb Investors Co. VIII, $973 and $1,387; and Don Chaifetz, $7,033 and $10,026.

     Thomas L. Kempner, a director, is the managing partner of Loeb Investors Co. V and Loeb Investors Co. VIII.

     Loeb Investors Co. V, Loeb Investors Co. VIII and Elliott J. Siff, Gerson Pakula and Don Chaifetz (directors) are partners with others in Old Hill Associates.

                                   EXHIBIT XI

                               ALCIDE CORPORATION
                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

                                                                       For the Years Ended May 31,

                                                                   1993           1994          1995
          Weighted average number of common shares
               outstanding                                       2,381,056      2,296,478      2,662,357
          Assuming conversion of Series 1 preferred stock          301,906        291,345            ---
          Assuming exercise of options reduced by the
          number of shares which could have been
          purchased with the proceeds from exercise
          of such options                                           64,352         66,601        103,605

          Weighted average common shares outstanding             ---------      ---------      ---------
               and common share equivalents                      2,747,314      2,654,424      2,765,962
                                                                 ---------      ---------      ---------
                                                                 ---------      ---------      ---------

          Net income per share                                        $.29           $.40           $.60
                                                                 ---------      ---------      ---------
                                                                 ---------      ---------      ---------

CORPORATE OFFICE
8561 154th Avenue NE
Redmond, Washington 98052
Phone:    (206) 882-2555
Fax:      (206) 861-0173



AUDITORS
Arthur Andersen LLP
801 Second Avenue, Suite 800
Seattle, WA   98104



COMMON STOCK LISTING
NASDAQ
(Symbol - ALCD)



TRANSFER AGENT AND REGISTRAR
American Securities Transfer, Incorporated
938 Quail Street, Suite 101
Lakewood, Colorado  80515