Form 10-Q
period 1995-08-31
ALCIDE CORP
filed 1995-09-28
CIK 708484

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 1995
                               ---------------

          or

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 for the transition period from ___________________ to ______________________.



Commission File Number:  0-12395


                               ALCIDE CORPORATION
                               ------------------

               DELAWARE                                                 22-2445061
------------------------------------------------------------     -----------------------
State or other jurisdiction of incorporation or organization     (I.R.S. Employer Identification No.)

8561 154TH AVENUE NORTH EAST, REDMOND WA                                98052
----------------------------------------                            ------------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (206) 882-2555
                                                                                                                  ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      X              NO
     --------              --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1995: 2,787,838.
                                      ---------

                               ALCIDE CORPORATION

                                      INDEX
                                      -----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . .PAGE
                                                                            ----

     Unaudited Condensed Balance Sheets - August 31, 1995 and May 31, 1995 . . 3

     Unaudited Condensed Statements of Operations - For the three months ended
     August 31, 1995 and August 31, 1994 . . . . . . . . . . . . . . . . . . . 4

     Unaudited Condensed Statements of Cash Flows - For the three months ended
     August 31, 1995 and August 31, 1994 . . . . . . . . . . . . . . . . . . . 5

     Notes to the Unaudited Condensed Financial Statements . . . . . . . . . . 6

     Statements of Changes in Shareholders' Equity . . . . . . . . . . . . . . 7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . 8

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . 8

PART II.  OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8 - K . . . . . . . . . . . . . . . . . 9

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10
---------

              ALCIDE CORPORATION UNAUDITED CONDENSED BALANCE SHEETS

                                                              August 31, 1995   May 31, 1995
                                                              ---------------   ------------
ASSETS:
  Current assets:
      Cash and cash equivalents                                $2,632,916        $2,770,157
      Short term investments                                      997,422           983,889
      Accounts receivable - trade                               3,237,732         2,583,905
      Inventory                                                   854,721           562,197
      Prepaid expenses and other current assets                   102,996           161,710
                                                              -----------       -----------
                Total Current Assets                            7,825,787         7,061,858
                                                              -----------       -----------
  Equipment and leasehold improvements:
      Office equipment                                             80,864            80,864
      Laboratory and manufacturing equipment                       99,774            99,774
      Leasehold improvements                                       56,152            56,152
  Less:  Accumulated depreciation and amortization                (48,969)          (37,128)
                                                              -----------       -----------
  Total equipment and leasehold improvements, net                 187,821           199,662
                                                              -----------       -----------
  Deferred income tax asset                                     3,266,989         3,524,409
                                                              -----------       -----------
  Other assets                                                  1,123,883         1,125,063
                                                              -----------       -----------

TOTAL ASSETS                                                  $12,404,480       $11,910,992
                                                              -----------       -----------
                                                              -----------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
      Accounts payable                                           $391,363          $379,198
      Accrued expenses and taxes payable                          854,801           807,217
                                                              -----------       -----------
                Total Liabilities                               1,246,164         1,186,415
                                                              -----------       -----------

COMMITMENTS AND CONTINGENCIES:

  Redeemable Class B Preferred Stock - noncumulative convertible
  $.01 par value:  authorized 1,664,581 shares;
      issued and outstanding:
      May 31, 1995 - 99,437
      August 31, 1995 - 99,437                                    261,022           261,022
                                                              -----------       ------------

  Shareholders' equity:

  Class "A" Preferred Stock - no par value authorized 1,000 shares;
  issued and outstanding 1,000 shares                             135,307           135,307

  Common Stock $.01 par value; authorized 100,000,000 shares;
  issued and outstanding:

      May 31, 1995 - 2,787,838
      August 31, 1995 - 2,787,838                                  27,878            27,878

  Treasury stock at cost                                       (1,511,532)        1,441,132)
  Additional paid-in capital                                   18,164,399        18,164,399
  Accumulated Deficit                                          (5,918,758)       (6,422,897)
                                                              -----------       -----------
      Total Shareholders' Equity                               10,897,294        10,463,555
                                                              -----------       -----------
TOTAL LIABILITIES, AND SHAREHOLDERS' EQUITY                   $12,404,480       $11,910,992
                                                              -----------       -----------
                                                              -----------       -----------

See notes to Unaudited Condensed Financial Statements.

         ALCIDE CORPORATION UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                       For the Three Months Ended August 31,
                                                       -------------------------------------
                                                                  1995                1994
                                                                  ----                ----
NET SALES                                                   $2,608,746          $1,398,931
---------
EXPENDITURES

   Cost of goods sold                                          901,301             445,143
   Research and Development Expense                            268,448             169,760
   Depreciation and amortization                                11,841               5,414
   Consulting expense to the related parties                    15,000              15,000
   Royalty expense                                             204,735             104,581
   Other selling, general and administrative expense           512,797             388,311
                                                            ----------          ----------
                                                             1,914,122           1,128,229
                                                            ----------          ----------
Operating income                                               694,624             270,702

Royalty and other income                                         5,322              15,952
Interest and dividend income                                    70,863              51,773
Interest expense                                                   ---               (849)
                                                            ----------          ----------

Income before provision for income tax                         770,809             337,578

Provision for income taxes                                     266,670             129,085
                                                            ----------          ----------

Net income                                                    $504,139            $208,493
                                                            ----------          ----------
                                                            ----------          ----------


Net income per share                                              $.18                $.07
                                                            ----------          ----------
                                                            ----------          ----------

Weighted average Common Shares outstanding and
Common Share equivalents                                     2,855,740           2,786,174
                                                            ----------          ----------
                                                            ----------          ----------

See Notes to Unaudited Condensed Financial Statements.

         ALCIDE CORPORATION UNAUDITED C0NDENSED STATEMENTS OF CASH FLOWS


                                                       For the Three Months Ended August 31,
                                                       -------------------------------------
                                                                       1995           1994
                                                                       ----           ----
OPERATING ACTIVITIES:
 Net income                                                        $504,139       $208,493

 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                   11,841          5,414
     Deferred income tax benefit                                    257,420        125,544
                                                                 ----------     ----------
                                                                    773,400        339,451
                                                                 ----------     ----------
     Decrease (increase) in assets:
        Inventory                                                  (292,524)         3,348
        Accounts receivable - trade                                (653,827)       182,829
        Prepaid expenses and other assets and security deposits      58,713         19,157
     Increase (decrease) in liabilities:
        Accounts payable                                             12,165       (142,332)
        Accrued expenses and taxes payable                           47,584       (353,673)
                                                                 ----------     ----------
        Total adjustments                                          (827,889)      (290,671)
                                                                 ----------     ----------
  Net cash generated by (used in) operating activities              (54,489)        48,780
                                                                 ----------     ----------
INVESTING ACTIVITIES:

     Acquisition of fixed and other assets                          (12,352)       (19,371)
                                                                 ----------     ----------
     Net cash used in investing activities                          (12,352)       (19,371)
                                                                 ----------     ----------
FINANCING ACTIVITIES:

  Purchase of Alcide Common Stock                                   (70,400)      (201,078)
                                                                 ----------     ----------
        Net cash used in financing activities                       (70,400)      (201,078)
                                                                 ----------     ----------
  Net increase (decrease) in cash and cash equivalents             (137,241)      (171,669)
  Cash and cash equivalents at beginning of period                2,770,157      3,385,932
  Cash and cash equivalents at end of period                     $2,632,916     $3,214,263
                                                                 ----------     ----------
                                                                 ----------     ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                              ---           $849
  Cash paid for income taxes                                         $2,500         $2,407

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Accretion of Series 1 Stock redemption value                          ---           $167


  See notes to Unaudited Condensed Financial Statements.

ALCIDE CORPORATION
------------------
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
-------------------------------------------------

1.   Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") for the three-month periods ended August 31, 1995 and 1994 have been prepared in accordance with the instructions to Form 10-
Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10 - K for the year ended May 31, 1995. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three-month periods are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

Inventory consisted of the following:


                                   AUGUST  31, 1995         MAY  31, 1995

Finished products                     $97,667                  $75,861

Raw materials                        $757,054                 $486,336
                                    ---------                ---------
Total                                $854,721                 $562,197
                                    ---------               ----------
                                    ---------               ----------

3.   Taxes

In the first quarter of 1994 the Company adopted SFAS 109, "Accounting for Income Taxes," the effects of which have been applied retroactively. SFAS 109 requires the Company to compute deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

The income tax provision for the three-month period ended August 31, 1995 consists of:


                         TAXES PAYABLE DURING     REDUCTION OF DEFERRED    TOTAL TAX PROVISION
                             FISCAL YEAR                TAX ASSET
Federal Income Taxes            $9,250                   $257,420                  $266,670
                                ------                   --------                  --------

4.   Backlog Orders

At August 31, 1995 and 1994 the Company had orders for future delivery of $2,759,726 and $1,669,848, respectively, of which $1,650,619 is from one distributor at August 31, 1995. The $2,759,726 backlog is scheduled for shipment during the period October through December 1995.

                               ALCIDE CORPORATION
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                         Class "A" Preferred Stock        Common Stock           Additional Paid
                                                                                    in Capital
-------------------------------------------------------------------------------------------------
                             Shares       Amount        Shares     Amount
Balance May 31, 1995          1,000     $135,307     2,787,838    $27,878           $18,164,399
                          ---------    ---------     ---------  ---------           -----------
                          ---------    ---------     ---------  ---------           -----------


Purchase Treasury Stock


Net Income

                          ---------    ---------     ---------  ---------           -----------

Balance August 31, 1995       1,000     $135,307     2,787,838    $27,878           $18,164,399
                          ---------    ---------     ---------  ---------           -----------
                          ---------    ---------     ---------  ---------           -----------


                           Common Treasury Stock         Accumulated                     Total
                                                           Deficit                   Shareholders'
                                                                                        Equity
--------------------------------------------------------------------------------------------------


                             Shares       Amount

Balance May 31, 1995      (153,380)   ($1,441,132)        ($6,422,897)              $10,463,555
                          ---------   ------------        ------------             ------------
                          ---------   ------------        ------------             ------------

Purchase Treasury Stock     (4,000)       (70,400)                                     (70,400)

Net Income                                                     504,139                  504,139
                          ---------    -----------         -----------              -----------

Balance August 31, 1995   (157,380)   ($1,511,532)        ($5,918,758)              $10,897,294
                          ---------    -----------         -----------              -----------
                          ---------    -----------         -----------              -----------

                                     PART  I
                                     -------

                               ALCIDE CORPORATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

First quarter fiscal year 1996 sales of $2,608,746 were 86% higher than first quarter sales one year ago. The sales growth reflects sales increases by each of the Company's major distributors. Sales to ABS Global, which represents Alcide in North and South America, increased 83% as compared to the first quarter last year. This increase reflects market share growth in the United States, along with the introduction of UDDERgold Plus in U.S. markets, the introduction of 4XLA into Canadian markets, and expansion in several key Latin American countries. Sales to distributors in Europe increased 109% as compared to the first quarter last year. Each of the Company's international distributors has increased its share of market.

Sales prospects for the immediate future are positive. The Company enters its second fiscal quarter with orders for future delivery of $2,759,726. The backlog relates primarily to the animal health product line with firm orders specifying delivery between October 1, 1995 and December 31, 1995.

Cost of goods as a percentage of net sales increased to 34.5% for the quarter from 31.8% during the first quarter last year. The increase results primarily from the introduction of UDDERgold Plus, which carries a slightly lower percentage margin than UDDERgold, the product it has replaced.

Operating expenses other than cost of goods have decreased to 38.8% of sales during the quarter ended August 31, 1995, from 48.8% of sales during the equivalent quarter last year.

LIQUIDITY
---------

The Company's cash, cash equivalents, short term investments and U.S. Treasury Instruments totalled $4,754,221 on August 31, 1995, an amount $124,888 lower than at the end of fiscal year ended May 31, 1995. The Company's net income for the quarter on a cash flow basis was $773,400. This was offset by an $827,889 increase in working capital. The working capital increase was caused primarily by a $292,524 increase in inventories consistent with the increased pace of the Company's business, and a $653,827 increase in accounts receivable caused primarily by a 30 day extension of selling terms to ABS Global. ABS Global and all other major Alcide distributors are meeting their payment obligations to Alcide within agreed to credit terms.

The Company's cash position remained strong relative to its anticipated needs. Cash generated from operations is expected to be greater than operating cash needs during the remainder of the present fiscal year.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None.

                                    PART II.
                                    --------

                                OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

EXHIBIT 11
----------

(a)  Computation of Earnings Per Common Share



                                                                 Three Months Ended August 31,

                                                                       1995           1994
                                                                       ----           ----
Weighted average number of Common Shares outstanding              2,632,458      2,754,682

Assuming conversion of Preferred Stock                                  ---         20,793

Assuming exercise of options reduced by the number of shares which could have been purchased with the proceeds from exercise
of such options                                                     223,282         10,699
                                                                  ---------      ---------

Weighted average Common Shares outstanding and Common
Share equivalents                                                 2,855,740      2,786,174
                                                                  ---------      ---------
                                                                  ---------      ---------

Net Income per share                                                   $.18           $.07
                                                                  ---------      ---------
                                                                  ---------      ---------




REPORTS ON FORM 8 - K

None.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALCIDE CORPORATION
                                        The Registrant



Date:     September 28, 1995            By s/
                                           ---------------------------
                                        John P. Richards
                                        Vice President
                                        Chief Financial Officer