Form 10-Q
period 1995-11-30
ALCIDE CORP
filed 1995-12-29
CIK 708484

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 1995

          or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from__________________ to ______________________.



Commission File Number:  0-12395


                          ALCIDE CORPORATION

          DELAWARE                                  22-2445061
------------------------------          ------------------------------------
State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization

8561 154TH AVENUE NORTH EAST, REDMOND WA               98052
----------------------------------------          --------------
(Address of principal executive offices)            (Zip Code)



Registrant's telephone number, including area code . . . . . .  (206) 882-2555
                                                               ----------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       X                   NO
     ----------                  ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1995: 2,787,838.
                                        ----------

                               ALCIDE CORPORATION

                                      INDEX

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . .PAGE

     Unaudited Condensed Balance Sheets - November 30, 1995 and May 31, 1995 . 3

     Unaudited Condensed Statements of Operations -
     For the three months and six months ended November 30, 1995 and November 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . 4

     Unaudited Condensed Statements of Cash Flows - For the six months ended
     November 30, 1995 and November 30, 1994 . . . . . . . . . . . . . . . . . 5

     Notes to the Unaudited Condensed Financial Statements . . . . . . . . . . 6

     Statements of Changes in Shareholders' Equity . . . . . . . . . . . . . . 8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . 9

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .11

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

             ALCIDE CORPORATION UNAUDITED CONDENSED BALANCE SHEETS

                                                                                  NOVEMBER 30, 1995   MAY 31, 1995
                                                                                  -----------------   ------------
ASSETS:
  Current assets:
    Cash and cash equivalents                                                        $ 2,554,928      $  2,770,157
    Short term investments                                                             1,006,861           983,889
    Accounts receivable - trade                                                        3,212,702         2,583,905
    Inventory                                                                          1,092,154           562,197
    Prepaid expenses and other current assets                                             85,376           161,710
                                                                                  -----------------   ------------
        Total Current Assets                                                           7,952,021         7,061,858
                                                                                  -----------------   ------------
  Equipment and leasehold improvements:
    Office equipment                                                                      80,864            80,864
    Laboratory and manufacturing equipment                                                99,774            99,774
    Leasehold improvements                                                                56,152            56,152
  Less: Accumulated depreciation and amortization                                        (60,810)          (37,128)
                                                                                  -----------------   ------------
  Total equipment and leasehold improvements, net                                        175,980           199,662
                                                                                  -----------------   ------------
  Deferred income tax asset                                                            2,958,002         3,524,409
                                                                                  -----------------   ------------
  Other assets                                                                         1,122,701         1,125,063
                                                                                  -----------------   ------------
TOTAL ASSETS                                                                         $12,208,704      $ 11,910,992
                                                                                  -----------------   ------------
                                                                                  -----------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                                 $   210,702      $    379,198
    Accrued expenses and taxes payable                                                   953,682           807,217
                                                                                  -----------------   ------------
TOTAL LIABILITIES                                                                      1,164,384         1,186,415
                                                                                  -----------------   ------------
COMMITMENTS AND CONTINGENCIES:
  Redeemable Class B Preferred Stock -noncumulative convertible $.01 par value:
   authorized 1,664,581 shares;
    issued and outstanding:
    May 31, 1995 - 99,437
    November 30, 1995 - 95,002                                                           249,380           261,022
                                                                                  -----------------   ------------
    Shareholders' equity:
  Class "A" Preferred Stock - no par value authorized 1,000 shares; issued and
   outstanding 1,000 shares                                                              135,307           135,307
  Common Stock $.01 par value; authorized 100,000,000 shares;
    issued and outstanding:
    May 31, 1995 - 2,787,838
    November 30, 1995 - 2,787,838                                                         27,878            27,878
  Treasury stock at cost                                                              (2,213,845)       (1,441,132)
  Additional paid-in capital                                                          18,164,399        18,164,399
  Accumulated Deficit                                                                 (5,318,799)       (6,422,897)
                                                                                  -----------------   ------------
        Total Shareholders' Equity                                                    10,794,940        10,463,555
                                                                                  -----------------   ------------
TOTAL LIABILITIES, AND SHAREHOLDERS' EQUITY                                          $12,208,704      $ 11,910,992
                                                                                  -----------------   ------------
                                                                                  -----------------   ------------

See notes to Unaudited Condensed Financial Statements.

        ALCIDE CORPORATION UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                   FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                                                          ENDED                   ENDED
                                                                                       NOVEMBER 30             NOVEMBER 30
                                                                                  ----------------------  ----------------------
                                                                                     1995        1994        1995        1994
                                                                                  ----------  ----------  ----------  ----------
NET SALES                                                                         $2,980,208  $2,033,647  $5,588,954  $3,432,578
                                                                                  ----------  ----------  ----------  ----------
Expenditures
  Cost of goods sold                                                                 964,773     677,022   1,866,074   1,122,165
  Research and Development Expense                                                   407,281     186,989     675,729     356,749
  Depreciation and amortization                                                       11,841       6,524      23,682      11,938
  Consulting expense to the related parties                                           15,000      15,000      30,000      30,000
  Royalty expense                                                                    222,934     112,986     427,669     217,567
  Other selling, general and administrative expense                                  511,567     504,283   1,024,364     892,614
                                                                                  ----------  ----------  ----------  ----------
      Total Expenditures                                                           2,133,396   1,502,804   4,047,518   2,631,033
                                                                                  ----------  ----------  ----------  ----------
Operating income                                                                     846,812     530,843   1,541,436     801,545
Royalty and other income                                                               5,719      25,287      11,041      41,239
Interest income                                                                       64,783      65,927     135,646     117,700
Interest expense                                                                          --      (1,263)         --      (2,112)
                                                                                  ----------  ----------  ----------  ----------
      Total Non-Operating Income                                                      70,502      89,951     146,687     156,827
Income before provision for income tax                                               917,314     620,794   1,688,123     958,372
Provision for income taxes                                                           317,356     225,996     584,026     355,081
                                                                                  ----------  ----------  ----------  ----------
Net income                                                                        $  599,958  $  394,798  $1,104,097  $  603,291
                                                                                  ----------  ----------  ----------  ----------
                                                                                  ----------  ----------  ----------  ----------
Net income per share                                                              $      .21  $      .15  $      .39  $      .23
                                                                                  ----------  ----------  ----------  ----------
                                                                                  ----------  ----------  ----------  ----------
Weighted average Common Shares outstanding and Common Share equivalents            2,849,035   2,686,115   2,852,388   2,670,881
                                                                                  ----------  ----------  ----------  ----------
                                                                                  ----------  ----------  ----------  ----------

See Notes to Unaudited Condensed Financial Statements.

        ALCIDE CORPORATION UNAUDITED C0NDENSED STATEMENTS OF CASH FLOWS

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                        NOVEMBER 30,
                                                                                  ------------------------
                                                                                     1995         1994
                                                                                  -----------  -----------
OPERATING ACTIVITIES:
  Net income                                                                      $ 1,104,098  $   603,291
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                      23,682       11,938
    Deferred income tax benefit                                                       566,407      341,294
                                                                                  -----------  -----------
                                                                                    1,694,187      956,523
                                                                                  -----------  -----------
    Decrease (increase) in assets:
      Inventory                                                                      (529,957)    (209,940)
      Accounts receivable - trade                                                    (628,797)     (93,754)
      Prepaid expenses and other assets and security deposits                          76,333      (67,514)
    Increase (decrease) in liabilities:
      Accounts payable                                                               (168,496)      47,584
      Accrued expenses and taxes payable                                              146,465     (360,699)
                                                                                  -----------  -----------
      Total adjustments                                                            (1,104,452)    (684,323)
                                                                                  -----------  -----------
  Net cash generated by (used in) operating activities                                589,735      272,200
                                                                                  -----------  -----------
INVESTING ACTIVITIES:
  Acquisition of U.S. Treasury Note                                                        --   (1,000,000)
  Acquisition of fixed and other assets                                               (20,609)    (115,928)
                                                                                  -----------  -----------
  Net cash used in investing activities                                               (20,609)  (1,115,928)
                                                                                  -----------  -----------
FINANCING ACTIVITIES:
  Redemption of Class B Preferred Stock                                               (11,642)       4,488
  Purchase of Alcide Common Stock                                                    (772,713)    (360,700)
                                                                                  -----------  -----------
      Net cash used in financing activities                                          (784,355)    (356,212)
                                                                                  -----------  -----------
  Net increase (decrease) in cash and cash equivalents                               (215,229)  (1,199,940)
  Cash and cash equivalents at beginning of period                                  2,770,157    3,385,932
                                                                                  -----------  -----------
  Cash and cash equivalents at end of period                                      $ 2,554,928  $ 2,185,992
                                                                                  -----------  -----------
                                                                                  -----------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                                 --        2,112
  Cash paid for income taxes                                                           36,500        2,407

See notes to Unaudited Condensed Financial Statements.

ALCIDE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") for the six-month periods ended November 30, 1995 and 1994 have been prepared in accordance with the instructions to Form 10-
Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1995. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three-month periods are not necessarily indicative of the results to be expected for the full year.

2.   INVENTORIES

Inventory consisted of the following:

                                  NOVEMBER 30, 1995           MAY 31, 1995
Finished products                       $143,992                  $75,861
Raw materials                           $948,161                 $486,336
                                        --------                 --------
Total                                 $1,092,153                 $562,197
                                      ----------                 --------
                                      ----------                 --------

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

The income tax provision for the three-month period ended November 30, 1995 consists of:



                       TAXES PAYABLE DURING        REDUCTION OF DEFERRED   TOTAL TAX PROVISION
                           FISCAL YEAR                   TAX ASSET
Federal Income Taxes           $17,619                    $566,407                $584,026
                               -------                    --------                --------



4.   Orders for Future Delivery

At November 30, 1995 and 1994 the Company had orders for future delivery of $2,735,992 and $2,419,571 respectively, of which $2,167,237 is from one distributor at November 30, 1995. The $2,735,992 orders are scheduled for shipment during the period December, 1995 through March, 1996.

5.   MARKETABLE SECURITIES

On November 2, 1995 the Company redeemed the $1,000,000 U.S. Treasury Bills which it had purchased on May 4, 1995 for $970,500.

Also on November 2, 1995 the Company invested $996,610 to purchase U.S. Treasury Bills having a redemption value of $1,050,000 at October 17, 1996 maturity, yielding 5.51%.

6.   SERIES 2 REDEEMABLE PREFERRED STOCK

On September 30, 1995 the Company redeemed 4,435 shares of Series 2 stock for $11,642 in cash out of a sinking fund equal to 0.7% of the Company's FY 1995 net income as required by the terms of the stock issue.

                               ALCIDE CORPORATION
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


              CLASS "A" PREFERRED STOCK     COMMON STOCK     ADDITIONAL PAID   COMMON TREASURY STOCK   ACCUMULATED       TOTAL
                                                               IN CAPITAL                                DEFICIT      SHAREHOLDERS'
                                                                                                                        EQUITY
                SHARES    AMOUNT           SHARES   AMOUNT                        SHARES     AMOUNT
BALANCE
MAY 31, 1995    1,000    $135,307        2,787,838 $27,878      $18,164,399     (153,380) ($1,441,132)  ($6,422,897)    $10,463,555
                -----    --------        --------- -------      -----------     --------- ------------  ------------    -----------
                -----    --------        --------- -------      -----------     --------- ------------  ------------    -----------
PURCHASE
TREASURY STOCK                                                                    (4,000)     (70,400)                      (70,400)

NET INCOME                                                                                                  504,139         504,139
                -----    --------        --------- -------      -----------     --------- ------------  ------------    -----------


BALANCE
AUGUST31, 1995  1,000    $135,307        2,787,838 $27,878      $18,164,399     (157,380) ($1,511,532)  ($5,918,758)    $10,897,294
                -----    --------        --------- -------      -----------     --------- ------------  ------------    -----------
                -----    --------        --------- -------      -----------     --------- ------------  ------------    -----------

PURCHASE
TREASURY
STOCK                                                                            (34,957) (702,313)                        (702,313)

NET INCOME                                                                                                   599,958        599,958
                -----    --------        --------- -------      -----------     --------- ------------  ------------    -----------

BALANCE
NOVEMBER 30,
1995            1,000    $135,307        2,787,838 $27,878      $18,164,399     (192,337) ($2,213,845)  ($5,318,800)    $10,794,939
                -----    --------        --------- -------      -----------     --------- ------------  ------------    -----------
                -----    --------        --------- -------      -----------     --------- ------------  ------------    -----------

                                     PART  I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the first six months of fiscal 1996 were $5,588,954, an increase of 63% over the corresponding period in fiscal 1995. Sales to ABS Global, which represents Alcide in North and South America and in several other key markets, totaled $3,643,311 for the six month period, a 71% increase compared to the first six months last year. Sales to ABS Global represented 65% of total Alcide sales for the first six months of fiscal 1996. Sales to international distributors were $1,633,435, a 55% increase over the same period last year.

Sales prospects for the immediate future are positive. The Company enters its third fiscal quarter with orders for future delivery of $2,735,992. The backlog relates primarily to the animal health product line with firm orders specifying delivery between December 1, 1995 and March 31, 1996.

Cost of goods as a percentage of net sales increased slightly to 33.4% of sales for the first half of fiscal 1996 vs. 32.7% of net sales for the first six months of fiscal 1995. The increase results primarily from the introduction of UDDERgold Plus which carries a slightly lower percentage margin than UDDERgold, the product it has replaced.

Operating expenses other than cost of goods decreased significantly to 37.2% of net sales for the first half of fiscal 1996 vs. 44% of net sales for the first half of fiscal 1995.

Research and development expenses increased to $675,729 this year vs. $356,749 for the first six months last year. The increase was caused primarily by an increase in the number of research personnel ($56,562); user fees paid to the Food and Drug Administration to support the New Drug Application for the Company's presurgical skin antiseptic ($81,000); and outside laboratory testing charges primarily associated with vendor qualification and raw materials specifications development to support international registration of the Company's products ($142,952).

Royalty expenses increased proportionate to the net sales increase. Of the $427,669 FY 96 first half expense, $305,421 has been utilized to increase the $352,800 reserve established in FY 95 for the purpose of defending the Company's position in the event there is a legal dispute with royalty rights holders.

Other selling, general and administrative expenses were $1,024,364, an increase of $131,750 vs. first half of FY 95. The increase is due to a $94,414 increase in advertising/marketing expenses consistent with the sales volume increase and to normal inflationary increases.

LIQUIDITY

The Company's cash, cash equivalents, short term investments and U.S. Treasury Instruments totaled $4,684,490 on November 30, 1995, an amount $194,619 lower than at the end of the fiscal year ended May 31, 1995. The Company's net income for the six month period on a cash flow basis was $1,694,187. This was offset by an $1,104,452 increase in working capital and a $772,713 investment in the acquisition of Treasury Stock. The working capital increase was caused by a $559,957 increase in inventory, $350,000 of which was for mandelic acid to support the Company's growing UDDERgold plus business. Accounts receivable increased $628,797 caused by a 30 day extension of selling terms to ABS Global. ABS Global and all other major Alcide distributors are meeting their payment obligations to Alcide within agreed to credit terms.

The Company's cash position remained strong relative to its anticipated needs. Cash generated from operations is expected to be greater than operating cash needs during the remainder of the present fiscal year.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders voted on two proposals described in the Company's proxy statement dated October 24, 1995.

     1. Votes for election of Directors of the Corporation for the ensuing year were as follows:

                                                    FOR               WITHHELD
                                                                     AUTHORITY
          Thomas L. Kempner                      2,222,715             6,768
          Kenneth N. May                         2,214,183            15,300
          Joseph A. Sasenick                     2,224,518             4,965
          William G. Spears                      2,224,651             4,832
          Aaron Stern                            2,136,851            92,632

     2. Votes for the ratification of the Board's selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending May 31, 1996, were as follows:

               FOR            AGAINST                ABSTAIN
           2,221,730           5,102                  2,571

                                    PART II.

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 11

(a)  Computation of Earnings Per Common Share

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                       NOVEMBER 30,            NOVEMBER 30,
                                       1995        1994        1995        1994
                                       ----        ----        ----        ----
Weighted average number of
Common Shares outstanding         2,612,979   2,634,505   2,616,332   2,639,726

Assuming exercise of options
reduced by the number of shares
which could have been purchased
with the proceeds from exercise
of such options                     236,056      51,610     236,056      31,155
                                  ---------   ---------   ---------   ---------
Weighted average Common Shares
outstanding and Common Share
equivalents                       2,849,035   2,686,115   2,852,388   2,670,881
                                  ---------   ---------   ---------   ---------
                                  ---------   ---------   ---------   ---------

Net Income per share                   $.21        $.15        $.39        $.23
                                  ---------   ---------   ---------   ---------
                                  ---------   ---------   ---------   ---------



REPORTS ON FORM 8-K

None.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALCIDE CORPORATION
                                        The Registrant



Date:     December 28, 1995             By s/
                                           ------------------------------------
                                        John P. Richards
                                        Executive Vice President
                                        Chief Financial Officer