Form 10-Q
period 1996-02-29
ALCIDE CORP
filed 1996-04-02
CIK 708484

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 1996
                               -----------------

         or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from __________________ to ______________________.



Commission File Number: 0-12395


                                  ALCIDE CORPORATION
                                 --------------------

             Delaware                                 22-2445061
- ----------------------------------        -------------------------------------
State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization

8561 154th Avenue North East, Redmond WA                  98052
- -----------------------------------------           ------------------
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

YES    X                NO
     -------                -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 29, 1996: 2,790,338
                                        ---------

                                  ALCIDE CORPORATION

                                        INDEX
                                        -----

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . PAGE
                                                                           ----

    Condensed Balance Sheets - February 29, 1996
     (Unaudited) and May 31, 1995. . . . . . . . . . . . . . . . . . . . . .  3

    Unaudited Condensed Statements of Operations - For the three months and nine months ended February 29, 1996 and February 28, 1995 . . . . .  4

    Unaudited Condensed Statements of Cash Flows - For the nine months ended February 29, 1996 and February 28, 1995 . . . . . . . . . . . . .  5

    Notes to the Condensed Financial Statements. . . . . . . . . . . . . . .  6

    Statements of Changes in Shareholders' Equity. . . . . . . . . . . . . .  8

    Legal Proceeding . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . . . . . . . . . . . . . . 10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 11

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                     ALCIDE CORPORATION CONDENSED BALANCE SHEETS


                                                                    FEBRUARY 29, 1996             MAY 31, 1995
                                                                    -----------------             ------------
                                                                       (UNAUDITED)
ASSETS:                                                                 ----------
 Current assets:
        Cash and cash equivalents                                         $4,041,101                $2,770,157
        Short term investments                                             1,019,943                   983,889
        Accounts receivable - trade                                        3,192,035                 2,583,905
        Inventory                                                            844,853                   562,197
        Prepaid expenses and other current assets                             73,941                   161,710
                                                                         -----------               -----------
                      Total Current Assets                                 9,171,873                 7,061,858
                                                                         -----------               -----------
 Equipment and leasehold improvements:
        Office equipment                                                      80,864                    80,864
        Laboratory and manufacturing equipment                               132,404                    99,774
        Leasehold improvements                                                56,152                    56,152
 Less:  Accumulated depreciation and amortization                            (76,837)                  (37,128)
                                                                         -----------               -----------
 Total equipment and leasehold improvements, net                             192,583                   199,662
                                                                         -----------               -----------
 Deferred income tax asset                                                 2,624,126                 3,524,409
                                                                         -----------               -----------
 Other assets                                                              1,121,520                 1,125,063
                                                                         -----------               -----------
TOTAL ASSETS                                                             $13,110,102               $11,910,992
                                                                         -----------               -----------
                                                                         -----------               -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
        Accounts payable                                                    $172,632                  $379,198
        Accrued expenses and taxes payable                                 1,222,450                   807,217
                                                                         -----------               -----------
TOTAL LIABILITIES                                                          1,395,082                 1,186,415
                                                                         -----------               -----------
COMMITMENTS AND CONTINGENCIES:

 Redeemable Class B Preferred Stock -
 $.01 par value:  authorized 1,664,581 shares;
        issued and outstanding:

        May 31, 1995 - 99,437
        February 29, 1996 - 95,002                                           249,380                   261,022
                                                                         -----------               -----------
 Shareholders' equity:

 Class A Preferred Stock - no par value authorized 1,000 shares;
 issued and outstanding 1,000 shares                                         135,307                   135,307

 Common Stock $.01 par value; authorized 100,000,000 shares;
 issued and outstanding:

        May 31, 1995 - 2,787,838
        February 29, 1996 - 2,790,338                                         27,903                    27,878

 Treasury stock at cost; shares owned                                     (2,213,845)               (1,441,132)
        May 31, 1995 - 153,380
        February 29, 1996 - 192,337

 Additional paid-in capital                                               18,181,124                18,164,399
 Accumulated Deficit                                                      (4,664,849)               (6,422,897)
                                                                         -----------               -----------
        Total Shareholders' Equity                                        11,465,640                10,463,555
                                                                         -----------               -----------
TOTAL LIABILITIES, AND SHAREHOLDERS' EQUITY                              $13,110,102               $11,910,992
                                                                         -----------               -----------
                                                                         -----------               -----------


See notes to Unaudited Condensed Financial Statements.

           ALCIDE CORPORATION UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                              FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                              --------------------------     -------------------------

                                                              February 29,   February 28,   February 29,   February 28,
                                                              ------------   ------------   ------------   ------------
                                                                   1996           1995           1996           1995
                                                                   ----           ----            ----           ----
Net Sales                                                       $3,044,506     $2,703,717     $8,633,460     $6,136,295
                                                               -----------     ----------     ----------     ----------
Expenditures
  Cost of goods sold                                             1,069,052        889,565      2,935,126      2,011,730
  Research and Development Expense                                 248,148        272,239        931,674        628,988
  Depreciation and amortization                                     11,841          8,674         39,709         20,612
  Consulting expense to the related parties                         15,000         15,000         45,000         45,000
  Royalty expense                                                  243,325        211,255        670,995        428,822
  Other selling, general and administrative expense                535,226        540,113      1,547,607      1,432,727
                                                               -----------     ----------     ----------     ----------
       Total Expenditures                                        2,122,592      1,936,846      6,170,111      4,567,879
                                                               -----------     ----------     ----------     ----------


Operating income                                                   921,914        766,871      2,463,349      1,568,416


Royalty and other income                                             6,123          5,042         17,165         46,281
Interest income                                                     71,786         65,845        207,432        183,545
Interest expense                                                       ---         (5,517)           ---         (7,629)
                                                               -----------     ----------     ----------     ----------

       Total Non-Operating Income                                   77,909         65,370        224,597        222,197
Income before provision for income tax                             999,823        832,241      2,687,946      1,790,613

Provision for income taxes                                         345,872        299,608        929,898        654,688
                                                               -----------     ----------     ----------     ----------


Net income                                                     $   653,951     $  532,633     $1,758,048     $1,135,925
                                                               -----------     ----------     ----------     ----------
                                                               -----------     ----------     ----------     ----------


Net income per share                                           $       .23     $      .20     $      .63     $      .42
                                                               -----------     ----------     ----------     ----------
                                                               -----------     ----------     ----------     ----------


Weighted average Common Shares outstanding and
Common Share equivalents                                         2,797,696      2,675,079      2,810,750      2,678,592
                                                               -----------     ----------     ----------     ----------
                                                               -----------     ----------     ----------     ----------


See Notes to Unaudited Condensed Financial Statements.

           ALCIDE CORPORATION UNAUDITED C0NDENSED STATEMENTS OF CASH FLOWS

                                                                          FOR THE NINE MONTHS ENDED
                                                                          -------------------------

                                                                    February 29,1996         February 28,1995
                                                                    ----------------         ----------------

OPERATING ACTIVITIES:
 Net income                                                               $1,758,048               $1,135,925

 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                              39,709                   20,612
   Deferred income tax benefit                                               900,283                  630,914
                                                                          ----------               ----------
                                                                           2,698,040                1,787,451
                                                                          ----------               ----------
   Decrease (increase) in assets:
       Inventory                                                            (282,656)                (261,251)
       Accounts receivable - trade                                          (608,130)                (910,984)
       Prepaid expenses and other assets and security deposits                87,768                  (79,984)
   Increase (decrease) in liabilities:
       Accounts payable                                                     (206,566)                 (56,700)
       Accrued expenses and taxes payable                                    415,233                 (253,955)
                                                                          ----------               ----------
       Total adjustments                                                    (594,351)              (1,562,874)
                                                                          ----------               ----------
  Net cash generated by (used in) operating activities                     2,103,689                  224,577
                                                                          ----------               ----------
INVESTING ACTIVITIES:
   Proceeds from sale of U.S. Treasury Note                                1,000,000                      ---
   Acquisition of U.S. Treasury Note                                      (1,032,510)              (1,000,000)
   Acquisition of fixed and other assets                                     (32,630)                (155,540)
                                                                          ----------               ----------
   Net cash used in investing activities                                     (65,140)              (1,155,540)
                                                                          ----------               ----------
FINANCING ACTIVITIES:

  Exercise of Stock Options                                                   16,750                    5,000
  Redemption of Class B Preferred Stock                                      (11,642)                  (6,962)
  Purchase of Alcide Common Stock                                           (772,713)                (438,741)
                                                                          ----------               ----------
        Net cash used in financing activities                               (767,605)                (440,703)
                                                                          ----------               ----------
  Net increase (decrease) in cash and cash equivalents                     1,270,944               (1,371,666)
                                                                          ----------               ----------
  Cash and cash equivalents at beginning of period                         2,770,157                4,385,932
                                                                          ----------               ----------
  Cash and cash equivalents at end of period                              $4,041,101               $3,014,266
                                                                          ----------               ----------
                                                                          ----------               ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                                       ---                    7,629
  Cash paid for income taxes                                                  58,500                   11,407



  See notes to Unaudited Condensed Financial Statements.

ALCIDE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") for the three month and nine month periods ended February 29, 1996 and February 28, 1995 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1995. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three month or nine month periods are not necessarily indicative of the results to be expected for the full year.

2.  Inventories

Inventory consisted of the following:


                        FEBRUARY 29, 1996        MAY 31, 1995
Finished products              $117,416              $75,861
Raw materials                  $727,437             $486,336
                               --------             --------
Total                          $844,853             $562,197
                               --------             --------
                               --------             --------

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

The income tax provision for the three month period ended February 29, 1996 consists of:


                                  TAXES PAYABLE DURING     REDUCTION OF DEFERRED    TOTAL TAX PROVISION
                                       FISCAL YEAR              TAX ASSET
Federal Income Taxes                       $29,615                 $900,283                $929,898
                                           -------                 --------                --------

4.  Orders for Future Delivery

At February 29, 1996 and February 28, 1995 the Company had orders for future delivery of $3,031,479 and $2,904,798 respectively, of which $1,642,839 is from one distributor on February 29, 1996. The $3,031,479 orders are scheduled for shipment during the period March, 1996 through December, 1996.

5.  Marketable Securities

On November 2, 1995 the Company redeemed the $1,000,000 U.S. Treasury Bills which it had purchased on May 4, 1995 for $970,500.

Also on November 2, 1995 the Company invested $996,610 to purchase U.S. Treasury Bills having a redemption value of $1,050,000 at October 17, 1996 maturity, yielding 5.51%.

6.  Class B Series 2 Redeemable Preferred Stock

On September 30, 1995 the Company redeemed 4,435 shares of Class B Series 2 stock for $11,642 in cash out of a sinking fund equal to 0.7% of the Company's FY 1995 net income as required by the terms of the stock issue.

                                  ALCIDE CORPORATION
                    STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                         CLASS A PREFERRED      COMMON STOCK      ADDITIONAL PAID    COMMON TREASURY      ACCUMULATED    TOTAL
                              STOCK                                 IN CAPITAL            STOCK             DEFICIT   SHAREHOLDERS'
                                                                                                                         EQUITY
- -----------------------------------------------------------------------------------------------------------------------------------
                          SHARES    AMOUNT    SHARES      AMOUNT                 SHARES        AMOUNT
BALANCE MAY 31, 1995       1,000   $135,307  2,787,838    $27,878  $18,164,399   (153,380)  ($1,441,132)  ($6,422,897) $10,463,555
                           -----   --------  ---------    -------  -----------  ---------  ------------   -----------  -----------
                           -----   --------  ---------    -------  -----------  ---------  ------------   -----------  -----------

PURCHASE TREASURY STOCK                                                            (4,000)      (70,400)                   (70,400)

NET INCOME                                                                                                    504,139      504,139
                           -----   --------  ---------    -------  -----------  ---------  ------------  ------------  -----------
BALANCE AUGUST 31, 1995    1,000   $135,307  2,787,838    $27,878  $18,164,399   (157,380)  ($1,511,532)  ($5,918,758) $10,897,294
                           -----   --------  ---------    -------  -----------  ---------  ------------   -----------  -----------
                           -----   --------  ---------    -------  -----------  ---------  ------------   -----------  -----------

PURCHASE TREASURY STOCK                                                           (34,957)     (702,313)                  (702,313)

NET INCOME                                                                                                    599,958      599,958
                           -----   --------  ---------    -------  -----------  ---------  ------------   ------------ -----------
BALANCE NOVEMBER 30, 1995  1,000   $135,307  2,787,838    $27,878  $18,164,399   (192,337)  ($2,213,845)  ($5,318,800) $10,794,939
                           -----   --------  ---------    -------  -----------  ---------  ------------   -----------  -----------
                           -----   --------  ---------    -------  -----------  ---------  ------------   -----------  -----------


STOCK OPTION EXERCISE                            2,500         25       16,725                                              16,750

NET INCOME                                                                                                    653,951      653,951
                           -----   --------  ---------    -------  -----------  ---------  ------------   -----------  -----------
BALANCE FEBRUARY 29, 1996  1,000   $135,307  2,790,338    $27,903  $18,181,124   (192,337)  ($2,213,845)  ($4,664,849) $11,465,640
                           -----   --------  ---------    -------  -----------  ---------  ------------   -----------  -----------
                           -----   --------  ---------    -------  -----------  ---------  ------------   -----------  -----------


ITEM 1.  LEGAL PROCEEDING

On February 20, 1996, the Company was named as a defendant in a lawsuit filed in United States District Court for the Southern District of New York by some of the individuals who have rights to receive royalties with respect to certain patents assigned to the Company. The complaint alleges that the Company has not paid the required amount of royalties due the plaintiffs pursuant to Royalty and Consolidation Agreements. The complaint seeks damages for unpaid royalties and unjust enrichment, injunctions and other relief.

The Company has denied any wrongdoing in connection with the matters that have been alleged and intends to defend the lawsuit vigorously. (There can be no assurance, however, that the Company's defense will be successful, or that the lawsuit, or any settlement or trial with regard thereto, will not have an adverse effect on the Company or its financial condition.)

                                       PART  I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the first nine months of fiscal 1996 were $8,633,460, an increase of 41% over the corresponding period in fiscal 1995. Sales to ABS Global, which represents Alcide in North and South America and in several other key markets, totaled $5,871,425 for the nine month period, a 47% increase compared to the first nine months last year. Sales to ABS Global represented 68% of total Alcide sales for the first nine months of fiscal 1996. Sales to international distributors were $2,379,531, a 31% increase over the same period last year.

Sales prospects for the immediate future are positive. The Company enters its fourth quarter with orders for future delivery of $3,031,479. The backlog relates primarily to the animal health product line with firm orders specifying delivery between March, 1996 and December, 1996.

Cost of goods as a percentage of net sales increased to 34% of sales for the first nine months of fiscal 1996 vs. 33% of net sales for the first nine months of fiscal 1995. The increase results primarily from the introduction of UDDERgold Plus which carries a slightly lower percentage margin than UDDERgold, the product it has replaced in the U.S. market.

Operating expenses other than cost of goods decreased significantly to 37% of net sales for the first nine months of fiscal 1996 vs. 42% of net sales for the first nine months of fiscal 1995.

Research and development expenses increased to $931,674 this year vs. $628,988 for the first nine months last year. The increase was caused primarily by an increase in the number of research personnel ($63,392); user fees paid to the Food and Drug Administration to support the New Drug Application for the Company's presurgical skin antiseptic ($81,000); and outside laboratory testing charges primarily associated with vendor qualification and raw materials specifications development to support international registration of the Company's products ($141,176).

Royalty expenses increased proportionate to the net sales increase. Of the $670,995 FY 96 first nine months expense, $431,262 has been utilized to increase the reserve established in FY 95 for the purpose of defending the Company's position in a dispute with royalty rights holders. The reserve balance on February 29, 1996 was $784,062.

Other selling, general and administrative expenses were $1,632,316, an increase of $133,977 vs. first nine months of FY 95. The increase is due to a $104,814 increase in advertising/marketing expenses and to normal inflationary increases.

LIQUIDITY

The Company's cash, cash equivalents, short term investments and U.S. Treasury Instruments totaled $6,172,133 on February 29, 1996, an amount $1,303,455 higher than at the end of the fiscal year ended May 31, 1995. The Company's income for the nine month period on a cash flow basis was $2,698,040. This was offset by a $594,351 increase in working capital and a $772,713 investment in the acquisition of Treasury Stock. The working capital increase was caused by a $282,656 increase in inventory (predominantly for mandelic acid to support the Company's growing UDDERgold Plus business). Accounts receivable increased $608,130 caused by a 30 day extension of selling terms to ABS Global. ABS Global and all other major Alcide distributors are meeting their payment obligations to Alcide within agreed to credit terms.

The Company's cash position remained strong relative to its anticipated needs. Cash generated from operations is expected to be greater than operating cash needs during the remainder of the present fiscal year.

                                      PART II.

                                  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 11

(a) Computation of Earnings Per Common Share

                                                                 Three Months Ended                  Nine Months Ended
                                                                 ------------------                  -----------------
                                                         February 29,        February 28,        February 29,   February 28,
                                                         ------------        ------------        ------------   ------------
                                                             1996                1995                1996           1995
                                                             ----                ----                ----           ----
Weighted average number of Common Shares outstanding        2,596,751           2,634,457           2,609,805      2,637,970

Assuming exercise of options reduced by the number of
shares which could have been purchased with the
proceeds from exercise of such options                        200,945              40,622             200,945         40,622
                                                            ---------           ---------           ---------      ---------
Weighted average Common Shares outstanding and
Common Share equivalents                                    2,797,696           2,675,079           2,810,750      2,678,592
                                                            ---------           ---------           ---------      ---------
                                                            ---------           ---------           ---------      ---------

Net Income per share                                             $.23                $.20                $.63           $.42
                                                            ---------           ---------           ---------      ---------
                                                            ---------           ---------           ---------      ---------



REPORTS ON FORM 8-K

None.

                                      SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALCIDE CORPORATION
                                       The Registrant



Date:    April 2, 1996                 By s/
                                          ------------------------------------
                                       John P. Richards
                                       Executive Vice President
                                       Chief Financial Officer