Form 10-K
period 1996-05-31
ALCIDE CORP
filed 1996-08-19
CIK 708484

                               FORM 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)
[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:  May 31, 1996
Commission file number 0-12395

                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                             to
                               ---------------------------   ----------
Commission file number 0-12395

                               ALCIDE CORPORATION
             (Exact name of registrant as specified in its charter)
          Delaware                                           22-2445061
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

                          Common Stock - $.01 par value
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    YES   x      NO
                                                 -----       -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/
     The aggregate market value of voting stock held by non-affiliates of the Registrant on August 1, 1996 was approximately $45,557,489. On that date, there were 2,599,201 shares of common stock outstanding, net of Treasury Stock.
     Certain sections of Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated by reference into Items 11, 12 and 13 of Part III hereof. Certain sections of Part I of this Form 10-K Annual Report are incorporated by reference into the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders.

                          Page 1 of 35 pages
                       Exhibit Index on Page 21
TABLE OF CONTENTS

                                                                        Page
PART I           Item 1.   Business                                       3
                           A.   Introduction                              3
                           B.   Sales Development                         3
                           C.   Research and Product Development          4
                           D.   Patents and Trademarks                    7
                           E.   Raw Materials                             9
                           F.   Competition                               9
                           G.   Government Regulation                     9
                           H.   Employees                                10
                           I.   Advertising and Promotion                10

                 Item 2.        Properties                               10

                 Item 3.        Legal Proceedings                        11

                 Item 4.        Submission of Matters to a
                                Vote of Security Holders                  11

PART II          Item  5.       Market for the Registrant's
                                Common Stock and Related
                                Stockholder Matters                       11

                 Item 6.        Selected Financial Data                   12

                 Item 7.        Management's Discussion and
                                Analysis of Financial
                                Condition and Results of
                                Operations                                13

                 Item 8.        Financial Statements and
                                Supplementary Data                        16

                 Item 9.        Changes in and Disagreements
                                with Accountants on Accounting
                                and Financial Disclosures                 16

PART III         Item 10.       Directors and Executive
                                Officers                                  17

                 Item 11.       Executive Compensation                    19

                 Item 12.       Security Ownership of Certain
                                Beneficial Owners and
                                Management                                19

                 Item 13.       Certain Relationships and
                                Related Transactions                      19

PART IV          Item 14.        Exhibits, Financial Statement
                                 Schedules and Reports on Form
                                 8-K                                      19

                                    PART I

ITEM 1.   BUSINESS


A.   INTRODUCTION

     Alcide-Registered Trademark- Corporation is a Delaware Corporation organized in 1983 which has its executive offices and research laboratories at 8561 154th Avenue, N.E., Redmond, Washington 98052.

     Alcide is engaged in the research, development and commercialization of unique chemical compounds having intense microbiocidal activity. The Company holds substantial worldwide rights to its discoveries through various patents, patent applications, trademarks and other intellectual property, technology and know-how.

B.   SALES DEVELOPMENT

     The Company presently sells products to the dairy, health care and automotive industries. Its products include: UDDERgold-Registered
Trademark- Plus and UDDERgold-Registered Trademark- Germicidal Barrier Teat Dips, Pre-Gold-Registered Trademark- Germicidal Pre-Milking Teat Dip, silverQUICK-Registered Trademark- Udder Wash and 4XLA-Registered
Trademark- Pre- and Post-Milking Teat Dip to the dairy industry;
Exspor-Registered Trademark- Sterilant-Disinfectant and LD-Registered Trademark- Disinfectant to the health care industry; and RenNew-A/C-Registered Trademark- Air Conditioning System Disinfectant to the automotive industry. The Company's sales to date have primarily been derived from UDDERgold Plus, UDDERgold and 4XLA teat dips.

     Total product sales for the fiscal year ended May 31, 1996 were $11,145,826, with direct export sales representing approximately 29% of total sales. All such direct export sales were for distribution in Europe.

     1.   DAIRY INDUSTRY

     The Company sells its dairy line products in North and South America through an exclusive distribution arrangement with ABS Global, Inc. ("ABS"). Sales of dairy line products by ABS accounted for approximately 66% of the Company's net product sales in fiscal year 1996.

     North and South American sales of the Company's animal health products, which include UDDERgold Plus and UDDERgold Teat Dip, Pre-Gold Teat Dip, silverQUICK Udder Wash and 4XLA Teat Dip, increased 24% to $7,361,885 from fiscal year 1995 sales of $5,936,821.

     Direct export sales of the Company's animal health products increased 18% to $3,282,180 from fiscal year 1995 sales of $2,784,474.

     Worldwide sales of dairy line products during fiscal year 1996 accounted for approximately 95% of the Company's total sales. Should there be a loss of the sales generated by dairy line products, it would have a material adverse effect on the Company's business.

     2.   HEALTH CARE INDUSTRY

     The Company markets a line of hard surface sterilants and disinfectants which kill harmful microorganisms and help reduce the potential for disease transmission via contaminated surfaces. The Company's LD Disinfectant and Exspor Sterilant-Disinfectant offer users a combination of broad spectrum efficacy, speed and relative safety.

     Fiscal year 1996 sales of hard surface sterilants and disinfectants were $359,628 or 3% of total sales, as compared with $399,714 in fiscal year 1995.

     3.   AUTOMOTIVE INDUSTRY

     Fiscal year 1996 sales of RenNew-A/C Air Conditioning System Disinfectant were $142,134 as compared with $32,095 in fiscal year 1995.

     All RenNew-A/C Air Conditioning System Disinfectant sales in both fiscal year 1996 and fiscal year 1995 were to the General Motors Corporation.

     4.   INDUSTRY PRACTICES AND BACKLOG ORDERS

     The Company's invoice terms conform to those in the chemical industry in general, which are: domestic-30 days, export-60 days. In January 1995, the Company extended 90 day terms to ABS in consideration for a 2% finance fee. The Company had $1,284,194 of firm orders for future delivery at May 31, 1996, as compared to orders for future delivery at May 31, 1995 of $2,710,950. The Company's distributors typically place orders one to four months in advance.

     5.   DISTRIBUTION SYSTEM

     The line of Alcide products presently sold to the dairy industry are typically distributed under exclusive arrangements by either a bovine artificial insemination company or a veterinary products company in each of the countries where Alcide's products are sold and registered. The distribution arrangements define an exclusive territory (usually a country), establish prices at which Alcide sells products to the distributor and specify minimum expected product purchase volumes.

     ABS Global, Inc. has had exclusive distribution rights to the Company's products in North and South America. On May 31, 1996, Alcide notified ABS of the Company's decision to terminate the exclusive arrangement effective November 30, 1996. Alcide and ABS are presently holding discussions on establishing a new, non-exclusive distribution agreement. Alcide's intent is to appoint other distributors, in addition to ABS, for North America with the objective of obtaining broader coverage of the market. The transition to the new distribution matrix may result in an inventory reduction by ABS during early fiscal year 1997. This reduction may be offset by an inventory build by a second distributor(s) later in the fiscal year.

C.   RESEARCH AND PRODUCT DEVELOPMENT

     In fiscal year 1996 the Company's efforts continued to focus development activities on products for which its technology provides clear advantages in the marketplace and for which weaknesses pose minimal impediment or competitive disadvantage. Major strengths of the

Company's patented technology are broad spectrum of antimicrobial activity, rapidity of cidal activity, safe residues and minimal or nonexistent resistant strains. Primary weaknesses are the inconvenience of a two-part system and potential for corrosive oxidation.

     Additions and improvements to existing product categories are expected to be funded primarily by the Company. Programs for new business areas may require initial Company investment followed by major financial support from corporate partners who would ultimately introduce the products into the marketplace.

     While many of the research and development programs undertaken by the Company, and described hereafter, give evidence of possible success, the nature of research, coupled with the necessity for regulatory approval, is such that there can be no assurance of ultimate program success or that any resulting product will be commercially successful.

     Significant highlights of programs active during fiscal year 1996 are described below:

     PRESURGICAL SKIN ANTISEPTIC

     The Company received the Food and Drug Administration's (FDA) initial response to the New Drug Application (NDA) filed in September of 1994. While one clinical study was determined to be "pivotal" to the demonstration of proof of principle, FDA requested the conduct of a further three studies to further demonstrate this effect as well as to refine understanding on user safety. Appropriate additional studies were initiated and (in part) completed during fiscal 1996. These studies continued into the first quarter of fiscal 1997 at which time a complete response in the form of an NDA addendum will be submitted to FDA to answer all outstanding clinical, chemical and pharmaceutical questions.

     Further testing of the presurgical skin disinfecting product to evaluate the use of the same formulation as a antiseptic for injection sites or in-dwelling catheter sites was placed on hold in order to focus resources on the Company's response to FDA's questions on the NDA submission. It is the Company's intention that an addendum to the original NDA to cover this expanded use will be submitted to FDA and this is now targeted for late in fiscal 1997 following the completion of one additional clinical test series. Pilot testing continued on the evaluation of a modified presurgical skin antiseptic for use as a surgeon's hand scrub as well as for potential use as a health care worker's antiseptic hand wash.

     FDA approval to market this product in food producing animals was granted during fiscal 1996. Wherever possible, it is the Company's strategy to further the development of new use areas for the skin disinfectant range by the development and submission of Addenda to the original NDA.

     UDDERGOLD-PLUS

     The lengthy process of product registration in the international markets is proceeding. First major launches into the European area are expected to occur late in calendar 1997 or early in calendar 1998.

     ANTI-INFECTIVE ORAL RINSE

     The optimization program for this product was successfully completed in late calendar 1995. Approval to initiate clinical testing was also received (Certificate of Test Exemption) paving the way for a series of two human clinical studies to be conducted in the United Kingdom during the first quarter of fiscal 1997. Previous tests have demonstrated that Alcide formulations are effective in human clinical trials against plaque and gingivitis. Laboratory tests have further demonstrated that the formulation is effective IN VITRO against Candida. A pre-IND (Investigational New Drug) submission was made to the Antiviral Division of FDA in May, 1993 for use of an Alcide formulation in treating oral candidiasis (a yeast infection) in AIDS patients. A second area of potential use is for the treatment of HIV-associated gingivitis and periodontitis.

     A successful outcome in the United Kingdom studies will be the attainment of comparable or better performance than Peridex. Achievement of this outcome will result in the submission to FDA of an IND application requesting approval to carry out clinical evaluations of the oral rinse treatment in AIDS patients.

     POULTRY ANTIMICROBIAL

     In April, 1996 the Company received FDA approval of its Secondary Indirect Food Additive Petition (FAP) for use in poultry-processing plants. This approval permits the direct application of the acidified sodium chlorite chemistry to poultry carcasses during the slaughter process for the purpose of eliminating or substantially reducing food borne microorganisms harmful to humans. The process of in-plant testing and validation under USDA sanctioned protocols and with scale up to full plant use will commence during the first quarter of fiscal 1997 and is expected to be completed by mid fiscal 1997.

     Testing of a related formulation on beef carcasses was completed during fiscal 1996. This testing evaluated the effects of the Company's chemistry for the similar reduction of food borne microorganisms harmful to humans on beef carcasses. Additional studies will be initiated early in fiscal 1997 to provide supportive evidence for a second FAP to be submitted for this new use area. Evaluations will also be initiated to establish the potential for expansion into the fish (including shrimp and shellfish) as well as fresh fruit and vegetable areas.

     INTRAMAMMARY INFUSION

     The objective of this program is to provide safe and effective treatment and control of bovine clinical and/or subclinical mastitis in lactating dairy cattle with no milk-withholding requirements. The majority of products presently marketed are antibiotics, the use of which requires discarding milk for up to three days following treatment. While initial evidence of efficacy continues to look encouraging, an unacceptable degree of tissue intolerance from current formulations remains the single greatest hurdle to be overcome. Toleration studies continued during fiscal 1996. A decision on the continuation of this program based on the available data is expected to be reached by the end of calendar 1996.

     OTHER RESEARCH AND DEVELOPMENT

     On an ongoing basis the Company continues to examine the potential for new, more effective formulations to protect and possibly enhance its market position in the bovine mastitis treatment/prevention field.

D.   PATENTS AND TRADEMARKS

     PATENTS -- For fiscal year 1996, the Company owned the following ten issued United States patents directed to its proprietary technology:



     1)   U.S. Patent No. 4,330,531
          "Germ-Killing Materials"



     2)   U.S. Patent No. 4,891,216
          "Disinfecting Compositions and Methods Therefor"



     3)   U.S. Patent No. 4,956,184
          "Topical Treatment of Genital Herpes Lesions"



     4)   U.S. Patent No. 4,986,990
          "Disinfection Method and Composition Therefor"



     5)   U.S. Patent No. 5,019,402
          "Composition and Procedure for Disinfecting Blood and Blood
          Components"



     6)   U.S. Patent No. 5,100,652
          "Disinfecting Oral Hygiene Compositions and Process for Using the
          Same"



     7)   U.S. Patent No. 5,185,161
          "Disinfection Method and Composition Therefor"



     8)   U.S. Patent No. 5,252,343
          "Method and Composition for Preventing and Treatment of Bacterial Infections"



     9)   U.S. Patent No. 5,384,134
          "Anti-Inflammatory Formulations for Inflammatory Diseases"



     10)  U.S. Patent No. 5,389,390
          "Process for Removing Bacteria from Poultry and Other Meats"

     Comparable protection has either been obtained or is being sought in selected foreign patent offices.

     Two new U.S. patent applications were filed during fiscal year 1996. Eight additional U.S. patent applications filed prior to fiscal year 1996 are still pending. Numerous corresponding foreign applications are also pending.

     The Company's original patent, U.S. Patent No. Re. 31,779, expired on April 18, 1995. That patent was directed to disinfecting a substrate using a lactic acid/sodium chlorite composition. Corresponding patents in India and New Zealand have also expired. Corresponding patents in Canada, Europe, Israel, Malaysia and Hong Kong will expire in 1998.

     The Company considers protection of its technology by United States and foreign patents to be an important aspect of its business. No assurance can be given, however, as to the validity, efficacy or scope of its patent protection. Should the patents be held invalid, become ineffective against competition or expire prior to the Company's successful development of a market for its products, there may be a material adverse impact on the Company's business. Furthermore, the possibility of patent infringement by third parties cannot be entirely eliminated. In the event of such infringement by third parties, if the Company is not successful in terminating such infringement, the viability of the Company could be severely and adversely affected.

     Conversely, no assurances can be given that the manufacture, use or sale of the Company's products will not infringe the patent rights of others. In the event of infringement or alleged infringement, the Company's ability to market its products could be adversely affected and the viability of the Company could be severely and adversely affected.

     TRADEMARKS -- The Company has sought to acquire trademark protection, primarily by the filing of applications for registration of its marks in a large number of countries. There can be no assurances that a filed application will result in a registration, that the issuance of a trademark registration to the Company or the acquisition of rights through use will provide the Company with adequate protection against infringement in a selected territory, that the Company will be able to expand its product line under a registered mark in some territories or that the Company's trademark rights cannot be terminated in some territories, such as by petition by others claiming superior rights.

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

     In addition to the Company's name Alcide-Registered Trademark-, the other Company marks registered in the U.S. are Exspor-Registered Trademark-, LD-Registered Trademark-, UDDERgold-Registered Trademark-, 4XLA-Registered Trademark-, Pre-GoldTM, DIPPINgold-Registered Trademark- silverQUICK-Registered Trademark- and RenNew-A/C-Registered Trademark-. These apply, respectively, to products for (1) hard surface sterilization in medical environments, (2) hard surface disinfection, (3, 4, 5 & 6) teat disinfection, (7) teat washing and (8) automobile air-conditioning system disinfection.

     These same marks have been registered outside of the U.S. in markets where the Company has determined that there is a commercial opportunity for the appropriate product area. For translation reasons the mark DIPPINgold-Registered Trademark- has been determined to be more appropriate than UDDERgold and has therefore been registered in a number of foreign countries. The spelling variant DIPPINguld-Registered Trademark- has been registered in Denmark, Norway, Finland and Sweden.

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

     During late fiscal 1996, it has come to the Company's attention that several third parties may be attempting to develop products which could infringe upon one or more of the Company's issued U.S. and/or foreign patents. It is the Company's intention to aggressively enforce its patent rights, both in the U.S. and abroad, against third parties which manufacture, use or sell infringing products.

G.   GOVERNMENT REGULATION

     The Company's line of hard surface sterilants and disinfectants are regulated in the U.S. by the EPA and FDA. Appropriate EPA and FDA approvals for sale and manufacturing have been obtained.

     The Company's line of teat dips requires registration for sale in a number of international markets. UDDERgold Teat Dip has been registered in Canada, the United Kingdom, Republic of Ireland, Denmark, The Netherlands, Italy, Spain, Portugal, Belgium, New Zealand and India. The product is legally sold without formal registration in the United States, Greece, France, Hungary and Mexico. Pending registrations are:

     (1) In West Germany a New Drug Application for UDDERgold Teat Dip was filed in February, 1989. The Company's distributor in The Netherlands is selling product to German customers.

     (2) In Brazil a registration dossier for UDDERgold Teat Dip was filed in March 1995. Approval is expected in the first quarter of FY '97.

     Alcide Corporation's 4XLA Teat Dip has been registered in New Zealand, Canada and Denmark.

     In the event the Company employs distributors in other countries, registration documents will be filed either directly by the Company or by the specific distributor.

     It is expected that substantially all new products presently under development by Alcide Corporation will require regulatory approval:

     (1) A Food Additive Petition for the Company's antimicrobial intervention for poultry processing plants was submitted to FDA in September, 1994 and approved by FDA in April, 1996. The Company is presently conducting commercial plant tests under supervision of the United States Department of Agriculture
(USDA) as a necessary step in obtaining the agency's required approval.

     (2) A New Drug Application for the Company's presurgical skin antiseptic was submitted to FDA in September, 1994. In October, 1995, FDA requested substantial supplemental testing and additional support for the NDA. Such testing and support will be completed by September, 1996 and submitted to FDA. The product cannot be marketed without FDA approval.

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

     The following table sets forth the range of the Common Stock on NASDAQ for the fiscal quarters indicated, as reported by NASDAQ.


                                               HIGH         LOW
                                               ----         ---
    COMMON STOCK
    ------------

    YEAR ENDED MAY 31, 1995
    First quarter                              9 3/8        7 1/2
    Second quarter                             8 1/2        7 1/4
    Third quarter                              8 1/4        6 3/4
    Fourth quarter                             11 1/4       7 1/2

    YEAR ENDED MAY 31, 1996
    First quarter                              26 1/4       10 1/2
    Second quarter                             33           16 1/2
    Third quarter                              29 1/4       19 3/4
    Fourth quarter                             26 1/4       19 1/4


 No dividends were declared or paid for these periods.
 Prices represent final daily transactions between dealers without retail mark-up, mark-down or commissions, and may not represent actual transactions. On August 1, 1996, there were approximately 2,231 Common stockholders of record.

ITEM 6.    SELECTED FINANCIAL DATA


                                 FISCAL YEARS ENDED
                                 ------------------

                       MAY 31, 1992   MAY 31, 1993   MAY 31, 1994   MAY 31, 1995   MAY 31, 1996

Net product sales        $4,632,548     $6,471,407     $7,645,350     $9,153,104    $11,145,826

Net income (Loss)           210,566**      810,191**    1,066,124      1,663,213      2,325,062

Net income (Loss)
  per Common Share             .08*, **        .29**          .40            .60            .82

Total assets              9,570,625**   10,305,486     10,347,770     11,910,992     13,768,614

Long term debt                  ---            ---            ---            ---            ---

Redeemable Preferred
  Stock                   3,713,663      3,771,682        272,736        261,022        249,380

*    Restated to reflect the 1-for-10 stock split on October 9, 1992.

** Restated to reflect adoption of SFAS 109 on a retroactive basis to May 31, 1991.


                 SELECTED QUARTERLY FINANCIAL DATA FOR THE YEARS
                 -----------------------------------------------
                       ENDED MAY 31, 1995 AND MAY 31, 1996
                       -----------------------------------


                   Net Sales   Gross Profit   Net Income  Net Income per Share

Year Ended
May 31, 1996
1st Quarter      $ 2,608,746    $ 1,707,445   $  504,139                  $.18

2nd Quarter        2,980,208      2,015,435      599,958                   .21

3rd Quarter        3,044,506      1,975,454      653,951                   .23

4th Quarter        2,512,366      1,709,535      567,014                   .20

                 -----------    -----------   ----------                  ----
Total for Year   $11,145,826     $7,407,869   $2,325,062                  $.82
                 -----------    -----------   ----------                  ----
                 -----------    -----------   ----------                  ----


Year Ended
May 31, 1995
1st Quarter       $1,398,931       $953,788     $208,493                  $.07
2nd Quarter        2,033,647      1,356,625      394,798                   .15
3rd Quarter        2,703,717      1,814,151      532,633                   .20
4th Quarter        3,016,809      1,901,011      527,289                   .19
                  ----------     ----------   ----------                  ----
Total for Year    $9,153,104     $6,025,575   $1,663,213                  $.60
                  ----------     ----------   ----------                  ----
                  ----------     ----------   ----------                  ----

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR 1996 AS COMPARED WITH 1995

     The Company's net product sales in fiscal year 1996 were $ 11,145,826, an increase of 22% from the previous fiscal year's $9,153,104. The increase in fiscal year 1996 was due primarily to an 18% increase in dairy line product sales, which products include UDDERgold Plus and UDDERgold Germicidal Barrier Teat Dip, silverQUICK Udder Wash, 4XLA Pre- and Post-Milking Teat Dip and Pre-Gold Germicidal Pre-Milking Teat Dip. Exports accounted for 29% or $3,282,180 of net sales, as compared with 30% or $2,784,474 in fiscal year 1995.

     Interest and nonoperating income for fiscal year 1996 was $318,677, an
increase of 16% from the prior year's $274,180.    The increase reflects the
impact of higher investible liquid assets.

     Cost of goods sold was $3,737,957 in fiscal year 1996, or 34% of sales, as compared to $3,127,529 in fiscal year 1995 or 34% of sales. The stable cost of goods as a percentage of sales is the result of a similar product mix in both years.

     RESEARCH AND DEVELOPMENT

     Research and development expenses in fiscal year 1996 were $1,176,563, as compared to $959,158 in fiscal year 1995, an increase of 23%. The increase resulted primarily from fees paid to third parties for clinical testing and outside laboratory testing related to the Company's new product development program. All research and development expenditures were funded by the Company in both fiscal years 1995 and 1996.

     SELLING AND ADMINISTRATIVE EXPENSE

     Selling and administrative expenses were $2,070,570 in fiscal year 1996, as compared with $1,935,760 in fiscal year 1995, an increase of 7%.

     ROYALTY OBLIGATIONS

     The Company has an ongoing obligation pursuant to certain royalty and consolidation agreements to pay patent holders, some of whom were early investors in the Company, a royalty of 50% of its license revenues and 8% of its net cash sales of products subject to such agreements. In fiscal 1996, net sales of $3,814,589 were covered by the royalty and consolidation agreements.

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

     Alcide management believes that the Company has properly paid royalties on products subject to such payment, and has established a reserve as of May 31, 1996, of $659,000 for the purpose of defending its position in this legal dispute. (See Notes to Financial Statements.)

     INCOME TAXES

     The Company had available carry forward losses aggregating approximately $5,539,000 at May 31, 1996 and which expire during the years 2000 to 2008.

     NET INCOME

     Net income for fiscal 1996 was $2,325,062, an increase of $661,849 or 40% over the previous fiscal year. The increase was achieved by expanded domestic and international distribution of the Company's products and by continued control of overhead expenses, somewhat offset by increased research and development investment.

     LIQUIDITY

     The Company's cash, cash equivalents and short-term investments and U.S. Government securities totaled $7,508,437 at May 31, 1996, an increase of $2,639,759 over the previous fiscal year. The increase was generated from operations, primarily offset by a $772,713 investment in the repurchase of Alcide Common Stock.

     The Company anticipates that income during fiscal year 1997 will be adequate to sustain the Company and that its cash resources will enable it to meet its operating requirements and support capital expenditures in the ensuing fiscal year.

     ACCOUNTS RECEIVABLE

     The Company sells its products to customers and distributors on terms typical of the industry. Sales to U.S. customers are 30-day terms. Sales to international distributors are 60-day terms. During 1995, 90 day terms were offered to ABS, the Company's largest distributor, in exchange for a finance charge equal to 2% of invoice amounts. In 1996, Alcide recorded finance fee revenue of $230,895. At May 31, 1996, ABS receivables over 30 days accounted for $1.4 million of accounts receivable.

     LEASES AND CAPITAL EXPENDITURES

     The Company's office and laboratory space is leased under operating leases from unaffiliated lessors. During fiscal 1996, the Company spent $44,422 on purchases of fixed assets. Planned capital expenditures for fiscal year 1997 are expected to be less than $100,000.

FISCAL YEAR 1995 AS COMPARED WITH 1994

     The Company's net product sales in fiscal year 1995 were $ 9,153,104, an increase of 20% from the previous fiscal year's $7,645,350. The increase in fiscal year 1995 was due primarily to a 22% increase in dairy line product sales, which products include UDDERgold Plus and UDDERgold Germicidal Barrier Teat Dip, silverQUICK Udder Wash, 4XLA Pre- and Post-Milking Teat Dip and Pre-Gold Germicidal Pre-Milking Teat Dip. Exports accounted for 30% or $2,784,474 of net sales, as compared with 28 % in fiscal year 1994.

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

     INCOME TAXES

     The Company had available carry forward losses aggregating approximately $9,277,000 at May 31, 1995 and which expire during the years 2000 to 2008.

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

     ACCOUNTS RECEIVABLE

     The Company sells its products to customers and distributors on terms typical of the industry. Sales to U.S. customers are 30-day terms. Sales to international distributors are 60-day terms. On January 1, 1995, 90 day terms were offered to ABS, the Company's largest distributor, in exchange for a finance charge equal to 2% of invoice amounts. For the period January through May, 1995, ABS paid Alcide $68,508 in finance fees. ABS receivables over 30 days accounted for $1.4 million accounts receivable at May 31, 1995.

     LEASES AND CAPITAL EXPENDITURES

     The Company's office and laboratory space is leased under operating leases from unaffiliated lessors. During fiscal 1995, the Company spent $211,104 on purchases of fixed assets.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to pages 12 and 24 through 34 of Form 10-K.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There have been no disagreements on accounting and financial disclosures with Arthur Andersen LLP with regard to the financial statements for fiscal 1996 and 1995 or with Deloitte & Touche LLP with regard to fiscal 1994. The principal accountants' reports on financial statements of the Company for the past year did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty of audit scope or accounting principles.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Pursuant to the Company's by-laws, Directors are elected to a one-year term of office by the shareholders of the Company at its annual meeting.

     Information regarding the Directors and Executive Officers of the Company as of May 31, 1996 is listed in the following table:

                             POSITIONS WITH THE COMPANY AND    DIRECTOR OR
                             PRINCIPAL OCCUPATION OR           EXECUTIVE
                             EMPLOYMENT DURING THE PAST FIVE   OFFICER SINCE
NAME                   AGE   YEARS


Thomas L.Kempner       69    Director and Chairman of the             1983
                             Board of the Company; Chairman
                             and Chief  Executive Officer of
                             Loeb Partners Corporation, a
                             private investment banking firm,
                             since 1979.   Presently serves on
                             the Boards of  Directors of The
                             Arlen Corporation; Energy
                             Research Corporation; IGENE
                             Biotechnology, Inc.; Roper Starch
                             Worldwide, Inc.; Intermagnetics
                             General; Silent Radio, Inc.; and
                             Northwest Airlines, Inc.

Kenneth N. May         65    Director of the Company; Retired         1995
                             in August, 1989 as Chairman,
                             Chief Executive Officer and a
                             director of Holly Farms Foods,
                             Inc., completing 19 years with
                             that company.  Previously held
                             positions as Professor of Poultry
                             Science at Mississippi State
                             University and the University of
                             Georgia.  Consultant for and
                             director of Hudson Foods, Inc.;
                             technical advisor and consultant
                             to the National Broiler Council
                             on food safety matters.  Serves
                             on the Board of Directors of
                             Embrex, Inc.  Dr. May has been
                             active in the Poultry Science
                             Association and the National
                             Broiler Council, and has served
                             on various committees for the
                             USDA.

John P.Richards        54    Executive Vice President, Chief          1991
                             Financial Officer of the Company;
                             President of Tartan Marine
                             Company from June 1983 to
                             November 1990.  Previously held
                             various financial and operational
                             management positions at Abbott
                             Laboratories from 1968 to 1983.

 Joseph A. Sasenick    56    Director of the Company;                 1991
                             President and Chief Executive
                             Officer of the Company since
                             February 1992; President and
                             Chief Operating Officer of the
                             Company from February 1991 to
                             February 1992.  Presently serves
                             on the Board of Directors of the
                             Washington Biotechnology and
                             Biomedical Association.  Managing
                             Director/Partner of Vista
                             Resource Group from 1988 to
                             February 1991. Previously held
                             top management positions at
                             Abbott Laboratories  and The
                             Gillette Company.

William G. Spears      58    Director of the Company; Chairman        1989
                             of the Board of Spears, Benzak,
                             Salomon & Farrell, an investment
                             advisory subsidiary of KeyCorp.
                             Presently serves on the Boards of
                             Directors of United HealthCare
                             Corp. and Osborn Communications
                             Corp.  Chairman, September 1996,
                             HealthCare Chaplaincy Board of
                             Trustees and Vice Chairman of
                             Quinnipiac Board of Trustees.

Aaron Stern            71    Director of the Company; Chairman        1989
                             of the Board and Chief Executive
                             Officer of Dr. Aaron Stern, M.D.,
                             Ph.D., P.C., a professional
                             corporation; practicing
                             psychoanalyst; corporate
                             consultant; corporate director
                             and Adjunct Professor of
                             Psychology and Psychoanalysis at
                             Columbia University, all of which
                             positions have been held for more
                             than the past five years;
                             Director and Senior Advisor,
                             Tiger Management Corporation.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference from the Section captioned "Executive Compensation" contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference from the Sections captioned "Share Ownership by Directors, Executive Officers and Certain Beneficial Owners" contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from the Section captioned "Certain Transactions" contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)  Documents filed with Report:

            1.  FINANCIAL STATEMENTS

                Independent Auditors' Reports.
                Balance Sheets as of May 31, 1995 and May 31, 1996.
                Statements of Operations for each of the years ended May 31, 1994, May 31, 1995 and May 31, 1996.
                Statements of Changes in Shareholders' Equity (Deficit) for each of the years ended May 31, 1994, May 31, 1995 and May 31, 1996. Statements of Cash Flows for each of the years ended May 31, 1994, May 31, 1995 and May 31, 1996.

            2.  FINANCIAL STATEMENT SCHEDULE

                Notes to Financial Statements
                Selected Quarterly Financial Data for the Years Ended May 31, 1995 and May 31, 1996, on Page 12.

            3.  EXHIBITS

                See Index to Exhibits on Page 21.

       (b)  Reports on Form 8-K.
                No reports on Form 8-K have been filed by Registrant during the quarter ending May 31, 1996.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   ALCIDE CORPORATION
                                   (Registrant)

                                   By /s/Joseph A. Sasenick
                                      ------------------------------------------
                                   Joseph A. Sasenick, President
                                   Chief Executive Officer

                                   By s/John P. Richards
                                      ------------------------------------------
                                   John P. Richards, Executive Vice President
                                   Chief Financial Officer (Principal Accounting Officer)
Date:  July 29, 1996
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


s/Thomas L. Kempner                Director                     July 29, 1996
- ----------------------------
Thomas L. Kempner




s/Kenneth N. May                   Director                     July 29, 1996
- ----------------------------
Kenneth N. May




s/Joseph A. Sasenick               Director, President,         July 29, 1996
- ----------------------------       Chief Executive Officer
Joseph A. Sasenick




s/William G. Spears                Director                     July 29, 1996
- ----------------------------
William G. Spears




s/Aaron Stern                      Director                     July 29, 1996
- ----------------------------
Aaron Stern

INDEX TO EXHIBITS
EXHIBIT NO.
- -----------------
3.1 Certificate of Incorporation (previously filed as an exhibit to Registration Statement No. 2-79954 on Form S-1 filed October 22, 1982, and incorporated herein by reference).

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

10.18 Agreement by and between the Company and American Breeders Service dated June 15, 1993 (previously filed as an exhibit to Form 10-K of the Registrant for the fiscal year ended May 31, 1994, and incorporated herein by reference).

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

11.1      Computation of Earnings Per Share of Common Stock of the Company.

                               ARTHUR ANDERSEN LLP



                    Report of Independent Public Accountants


To the Board of Directors and Shareholders of Alcide Corporation:

We have audited the accompanying balance sheets of Alcide Corporation (a Delaware Corporation) as of May 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Alcide Corporation as of May 31, 1994, were audited by other auditors whose report dated June 21, 1994, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alcide Corporation as of May 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                              s/Arthur Andersen LLP

Seattle, Washington
June 28, 1996

DELOITTE &
  TOUCHE LLP
                         Stamford Harbor Park     Telephone:  (203) 351-4600
                         333 Ludlow Street        Facsimile:  (203) 351-4797
                         P.O. Box 10098
                         Stamford, CT  06904

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Alcide Corporation
Redmond, Washington


We have audited the accompanying balance sheet of Alcide Corporation (not presented separately herein) as of May 31, 1994 and the related statements of operations, changes in shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at May 31, 1994 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



s/Deloitte & Touche LLP

June 21, 1994


                                                                                                 May 31,
                                                                                    -------------------------------
                                                                                    1995                       1996
                                                                                    ----                       ----
ASSETS:
   Current assets:
      Cash and cash equivalents                                                     $ 2,770,157         $ 5,365,895
      Short term investments                                                            983,889           1,032,634
      Accounts receivable - trade                                                     2,583,905           2,585,427
      Inventory                                                                         562,197             928,500
      Prepaid expenses and other current assets                                         161,710             125,547
                                                                                    -----------         -----------
                Total current assets                                                  7,061,858          10,038,003
                                                                                    -----------         -----------
   Equipment and leasehold improvements:
      Office equipment                                                                   80,864              92,656
      Laboratory and manufacturing equipment                                             99,774             132,404
      Leasehold improvements                                                             56,152              56,152
   Less:  Accumulated depreciation and amortization                                     (37,128)            (86,582)
                                                                                    -----------         -----------

   Total equipment and leasehold improvements, net                                      199,662             194,630
                                                                                    -----------         -----------

   Deferred income tax asset                                                          3,524,409           2,421,191
                                                                                    -----------         -----------

   Other assets                                                                       1,125,063           1,114,790
                                                                                    -----------         -----------

TOTAL ASSETS                                                                        $11,910,992         $13,768,614
                                                                                    -----------         -----------
                                                                                    -----------         -----------

LIABILITIES, AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                                 $379,198            $374,440
      Accrued expenses and taxes payable                                                807,217           1,083,840
                                                                                    -----------         -----------

                              Total liabilities                                       1,186,415           1,458,280
                                                                                    -----------         -----------

COMMITMENTS AND CONTINGENCIES
   Redeemable Class B Preferred Stock - noncumulative convertible $.01 par value;
      authorized 10,000,000 shares
      issued and outstanding:
      May 31, 1995 - 99,437
      May 31, 1996 - 95,002                                                             261,022             249,380
                                                                                    -----------         -----------
   Shareholders' equity:
   Class "A" Preferred Stock - no par value
      authorized 1,000 shares; issued and
      outstanding 1,000 shares                                                          135,307             135,307
   Common Stock $.01 par value;
      authorized 100,000,000 shares;
      issued and outstanding:
      May 31, 1995 - 2,787,838
      May 31, 1996 - 2,791,538                                                           27,878              27,915
   Treasury stock at cost                                                            (1,441,132)         (2,213,845)
   Additional paid-in capital                                                        18,164,399          18,209,412
   Accumulated Deficit                                                               (6,422,897)         (4,097,835
                                                                                    -----------         -----------
      Total Shareholders' Equity                                                     10,463,555          12,060,954
                                                                                    -----------         -----------

TOTAL LIABILITIES, AND SHAREHOLDERS' EQUITY                                         $11,910,992         $13,768,614
                                                                                    -----------         -----------
                                                                                    -----------         -----------

See notes to financial statements.

                               ALCIDE CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                             FOR THE YEARS ENDED MAY 31,
                                                                             ---------------------------
                                                                       1994             1995             1996
                                                                       ----             ----             ----
NET SALES
                                                                 $7,645,350       $9,153,104      $11,145,826
                                                                 ----------       ----------       ----------

EXPENDITURES:
               Cost of goods sold                                 2,476,433        3,127,529        3,737,957
               Research and development expense                     827,633          959,158        1,176,563
               Depreciation and amortization                         28,651           30,390           49,454
               Consulting expense to related parties                 60,000           60,000           96,150
               Royalty expense                                      593,068          697,531          807,940
               Other selling, general/administrative              1,699,064        1,935,760        2,070,570
               Relocation expense                                   263,030           73,355              ---
                                                                 ----------       ----------       ----------

                                                                  5,947,879        6,883,723        7,938,634
                                                                 ----------       ----------       ----------

Operating income                                                  1,697,471        2,269,381        3,207,192

Interest income                                                     180,047          227,841          294,881
Other income (expense)                                               (7,128)          46,339           23,796
                                                                 ----------       ----------       ----------

Income before provision for income taxes                          1,870,390        2,543,561        3,525,869
Provision for income taxes                                          804,266          880,348        1,200,807
                                                                 ----------       ----------       ----------
Net income                                                       $1,066,124       $1,663,213       $2,325,062
                                                                 ----------       ----------       ----------
                                                                 ----------       ----------       ----------
                                                                 ----------       ----------       ----------

Net income per common share                                      $     0.40       $     0.60       $     0.82
                                                                 ----------       ----------       ----------
                                                                 ----------       ----------       ----------
Weighted average common shares & common share equivalents         2,654,424        2,765,962        2,832,088
                                                                 ----------       ----------       ----------
                                                                 ----------       ----------       ----------

See notes to financial statements.

                               ALCIDE CORPORATION
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                       Class "A"                                      Additional
                                                                    Preferred Stock               Common Stock           Paid In
                                                                                                                         Capital
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                  Shares         Amount         Shares     Amount
- ---------------------------------------------------------------------------------------------------------------------------------
Balance - May 31, 1993 (restated)                                  1,000        135,307      2,387,620     23,876     14,739,210

Purchase of Treasury Stock

ESOP Stock Granted

Conversion of Series 1 Preferred Stock                                                         379,101      3,791      3,559,986

Accretion of Series 1 Preferred                                                                                         (140,578)
    Redemption Value

Net Income
- ---------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 1994                                               1,000        135,307      2,766,721     27,667     18,158,618
Accretion of Series 1 Redemption Value                                                                                      (167)
Exercise of Stock Options                                                                          412          4             (4)
Purchase Treasury Stock
 Exchange of Series 1 for Common Stock                                                          20,705        207          5,952
and Series 2 Stock
Net Income
- ---------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 1995                                                1000       $135,307      2,787,838    $27,878    $18,164,399
Exercise of Stock Options                                                                        3,700         37         26,013

Purchase Treasury Stock

Tax Benefit from Exercise of Non-Qualified Stock Options                                                                  19,000
Net Income
- ---------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 1996                                               1,000       $135,307      2,791,538    $27,915    $18,209,412
                                                                   -----       --------      ---------    -------    -----------
                                                                   -----       --------      ---------    -------    -----------


                                                                                                                      Total
                                                                    Common Treasury Stock        Accumulated       Shareholder's
                                                                                                    Deficit           Equity
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                  Shares            Amount
- ---------------------------------------------------------------------------------------------------------------------------------
Balance - May 31, 1993 (restated)                                 (5,000)          (43,344)      (9,152,234)       5,702,815

Purchase of Treasury Stock                                       (98,780)       (1,019,047)                       (1,019,047)
ESOP Stock Granted                                                 6,500            60,000                            60,000

Conversion of Series 1 Preferred Stock                                                                             3,563,777

Accretion of Series 1 Preferred
     Redemption Value                                                                                               (140,578)

Net Income                                                                                        1,066,124        1,066,124
- ---------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 1994                                             (97,280)       (1,002,391)      (8,086,110)       9,233,091
Accretion of Series 1 Redemption Value                                                                                  (167)
Exercise of Stock Options                                                                                               ----
Purchase Treasury Stock                                          (56,100)         (438,741)                         (438,741)
 Exchange of Series 1 for Common Stock                                                                                 6,159
and Series 2 Stock
Net Income                                                                                        1,663,213        1,663,213
- ---------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 1995                                            (153,380)      ($1,441,132)     ($6,422,897)     $10,463,555
Exercise of Stock Options                                                                                             26,050

Purchase Treasury Stock                                          (38,957)         (772,713)                         (772,713)

Tax Benefit from Exercise of Non-Qualified Stock Options                                                              19,000
Net Income                                                                                        2,325,062        2,325,062
- ---------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 1996                                            (192,337)      ($2,213,845)     ($4,097,835)     $12,060,954
                                                                --------       -----------      -----------      -----------
                                                                --------       -----------      -----------      -----------

See notes to financial statements.

                   ALCIDE CORPORATION STATEMENTS OF CASH FLOWS

                                                                  1994             1995             1996
                                                                  ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $1,066,124       $1,663,213       $2,325,062
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                                  28,651           30,390           49,454
 Common Stock issued to directors, consultant and
  the employee stock ownership plan                             60,000              ---           62,003
    (Gain) Loss on sales of equipment                          (35,000)           5,265              ---
    Provision for doubtful accounts                           (102,000)             ---              ---
    Deferred income tax                                        752,651          822,940        1,103,218
                                                            ----------       ----------       ----------
                                                             1,770,426        2,521,808        3,539,737
                                                            ----------       ----------       ----------

  Decrease (increase) in assets:
   Inventory                                                   (66,600)        (281,984)        (366,303)
   Accounts receivable - trade                                 (55,542)      (1,588,883)          (1,522)
   Prepaid expenses and other current assets                   (61,585)          34,042           55,163
   Other assets                                                    ---            5,456           10,273
  Increase (decrease) in liabilities:
   Accounts payable                                            114,710          147,586           (4,758)
   Accrued expenses and taxes payable                         (103,756)         196,886          276,623
                                                            ----------       ----------       ----------
 Net cash provided by operating activities                   1,597,653        1,034,911        3,509,213
                                                            ----------       ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of investments                                 (1,000,000)      (1,993,958)      (1,048,745)
 Redemption of investments                                         ---        1,000,000        1,000,000
 Acquisition of equipment                                       (8,214)        (212,265)         (44,422)
 Increase in other assets                                     (103,563)             ---              ---
 Sale of equipment                                              35,000              ---              ---
                                                            ----------       ----------       ----------

 Net cash provided by (used in) investing activities        (1,076,777)      (1,206,223)         (93,167)
                                                            ----------       ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Purchase of Alcide Common and Series 1 Stock               (1,094,793)        (444,463)        (846,358)
 Stock Options exercised                                           ---              ---           26,050
                                                            ----------       ----------       ----------
Net cash (used in) financing activities                     (1,094,793)        (444,463)        (820,308)
                                                            ----------       ----------       ----------
Net increase (decrease) in cash and cash equivalents          (573,917)        (615,775)       2,595,738
Cash and cash equivalents at beginning of year               3,959,849        3,385,932        2,770,157
                                                            ----------       ----------       ----------
Cash and cash equivalents at end of year                    $3,385,932       $2,770,157       $5,365,895
                                                            ----------       ----------       ----------
                                                            ----------       ----------       ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for interest                         $7,128              ---              ---
 Cash paid during the year for income taxes                    $59,000          $29,000          $87,000
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Accretion of Series 1 redemption value                       $140,578             $167              ---

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (a) Revenue Recognition: All sales are recorded at the time of shipment. One distributor accounted for $5,032,437 or 66% of net sales and $5,936,821 or 65% of net sales and $6,865,046 or 62% in the years ended May 31, 1994, May 31, 1995 and May 31, 1996, respectively. Accounts receivable due from this customer were $2,135,700 at May 31, 1995 and $1,879,670 at May 31, 1996. Export sales were $2,150,606 or
          28% of net sales in 1994 and $2,784,474 or 30% of net sales in 1995 and $3,282,180 or 29% of net sales in 1996. All such direct export sales were for distribution in Europe.

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

     (e) Income Taxes: The Company accounts for income taxes using the liability method. Under this method, the Company computes deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     (f) Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (g) Earnings per Share: Earnings per share for the 1994, 1995 and 1996 fiscal years were based upon the weighted average number of shares outstanding during each of the periods, plus the effect of Common Stock equivalents from stock options and convertible securities.

3.   INVESTMENTS:

     The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," effective June 1, 1994. Under SFAS 115, debt securities that the Company has both the intent and ability to hold to maturity are carried at amortized cost. All of the Company's debt securities have been classified as "held-to-maturity." The adoption of SFAS 115 did not have a material effect on the financial statements. Information regarding securities held at May 31, 1996, is as follows:

            Investment Classification         Amortized Cost          Fair Value
            -------------------------         --------------          ----------

                  Held-to-maturity:
                         Current                  $1,032,634          $1,029,284
                       Long Term                   1,109,908           1,133,281
                                                 -----------         -----------
                                                  $2,142,542          $2,162,565


            Investment Classification       Gross Unrealized            Maturity
            -------------------------       ----------------            --------

                                            Gains     Losses

                  Held-to-maturity        $23,373     $3,350           1-3 years

Investments consist entirely of debt obligations of the United States.

4.   INVENTORY:

     Inventory is recorded at the lower of cost or market on a first-in, first-out basis, as follows:
                                                    Finished              Raw
                                   Total            Products           Materials
                                   -----            --------           ---------
          May 31, 1995          $562,197             $75,861            $486,336

          May 31, 1996          $928,500            $120,155            $808,345

5.   ACCRUED EXPENSES:

At May 31, accrued expenses were comprised of the following:

                                                              1995          1996
                                                           -------       -------
Accrued royalties                                          $75,531       $87,670
Accrued employee salaries, incentive and benefits          282,356       296,170
Reserve for defending against potential royalty claim      352,800       659,000
Other accrued expenses                                      96,530        41,000
                                                           -------       -------

                                                          $807,217    $1,083,840
                                                           -------       -------
                                                           -------       -------

6.   COMMITMENTS AND CONTINGENCIES:

     a.  Leases:

     Effective July, 1994, the Company occupied office and laboratory space in Redmond, Washington under a five-year noncancellable lease expiring May 31, 1999. Insurance, utilities and maintenance expenses are borne by the Company.

     There are no contingent rentals or sublease rentals.

     The annual lease commitments for the Redmond, Washington facility are $58,980 in fiscal year 1997; and $62,256 in fiscal year 1998 and fiscal year 1999.

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

     The Company has denied any wrongdoing in connection with the matters that have been alleged and intends to defend the lawsuit vigorously. The Company has included in royalty expense in the accompanying income statement $292,800 and $514,977 in FY 1995 and FY 1996 to establish a reserve for the purpose of defending its position in this legal dispute. Royalty payments to patent holders for the fiscal years ended May 31, 1994, 1995, and 1996 were $593,068, $404,731 and $292,963 respectively.

     d.  Distribution Agreement:

     A distributor has had exclusive distribution rights to the Company's products in North and South America. On May 31, 1996 the Company notified this distributor of the Company's decision to terminate the distributor's exclusive arrangement, effective November 30, 1996. The Company and the distributor are presently holding discussions on establishing a new non-exclusive distribution agreement. The Company intends to appoint other distributors for North America with the objective of obtaining broader coverage of the market.

7.   INCOME TAXES:

     A summary of the provision for income taxes follows:

                                 FY 1994             FY 1995             FY 1996
                                 -------             -------             -------
        Current
            Federal              $31,493             $51,998             $97,589
            State and local       23,254               1,068                ---
                                --------            --------          ----------
                                 $54,747             $53,066             $97,589

        Deferred
            Federal             $534,136            $827,282          $1,103,218
            State and local      215,383              - - -               - - -
                                --------            --------          ----------
                                $804,266            $880,348          $1,200,807
                                --------            --------          ----------
                                --------            --------          ----------

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

                                                       FY 1994  FY 1995  FY 1996
                                                       -------  -------  -------

Statutory federal income tax rate                        34.0%    34.0%    34.0%
State and local income taxes net of federal tax benefit   8.4%      ---      ---
Other                                                     0.5%      0.6     0.1%
                                                          ----     ----     ----
Effective income tax rate                                42.9%    34.6%    34.1%
                                                         -----    -----    -----
                                                         -----    -----    -----

At May 31, 1995 and May 31, 1996, the deferred tax assets were comprised of the following:

                                            1995                1996
                                            ----                ----
     Operating loss carry forward       $3,154,337            $1,883,353
     Temporary Differences                 150,633               239,807
     Credits carry forward                 110,136               110,509
     Alt. Minimum tax carry forward        109,303               187,522
                                        ----------          ------------
     Total deferred tax asset           $3,524,409            $2,421,191
                                        ----------          ------------
                                        ----------          ------------

     The temporary differences result primarily from reserves recorded in the financial statements which will be deductible for tax reporting when paid. The Company had available carry forward losses aggregating approximately $5,539,273 at May 31, 1996 and which expire during the years 2000 to 2008.

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


     c.   Redeemable Class B Preferred Stock - Series 1 and 2.
     On December 28, 1993 the stockholders approved an offer to exchange outstanding shares of Series 1 Stock for Common Stock. The Company's stockholders also approved an amendment to the Certificate of Designations, Preferences and Rights of the Series 2 Preferred Stock of the Company with respect to sinking fund amounts. The Company commenced an offering on January 10, 1994 to exchange stock at a rate of 0.2757 share of Common Stock for each share of Series 1 Stock. The offer expired on May 31, 1994 with the exchange of 1,375,049 shares, 93% of the total outstanding Series 1 Stock into 379,101 shares of Common Stock.

     On September 30, 1994 the Company issued to holders of any outstanding Series 1 Stock, in a recapitalization, one share of Class B Stock to be designated as Series 2 Redeemable

     Preferred Stock ("Series 2 Stock") and 0.2 share of Common Stock. Commencing on September 30, 1994, the Company created a sinking fund to be funded, on that day and on the 30th day of September of each year thereafter, at a rate equal to 0.7% of the Company's prior fiscal year's net income, if any, at $2.625 per share plus declared and unpaid dividends in any amount equal to the sinking fund payment. The Company was required to redeem 4,435 shares of Series 2 Stock on September 30, 1995, for $11,641. Based on fiscal 1996 net income, the Company will redeem 6,200 shares of Series 2 stock for $16,275 on September 30, 1996. The Company may redeem any or all of the issued and outstanding Series 2 Stock at its option, at any time, at the redemption price of $2.625 per share.

9.   STOCK OPTIONS:

     The Company had an Incentive Stock Option Plan, which expired in May 1993, and a nonstatutory stock option plan under which options may be granted to employees, directors, officers and consultants. A new stock option plan was approved by the shareholders at the Company's December 7, 1993 Annual Meeting. The option exercise price for incentive stock options may not be less than the fair market value of the Common Stock on the date of the grant of the option. Non-qualified stock options are granted with an exercise price equal to 100% or greater of the fair market value of the Common Stock on the date of grant.

     Options are exercisable within 10 years from the date the option was granted. Options outstanding were granted at the market price or higher on the date of grant and will expire during the period January 1997 through January 2005. The status of the plan is as follows:


                                                                                                  Aggregate
                                                     Options           Exercise Price        Exercise Price
                                                    --------          ---------------        --------------
Fiscal Year Ended May 31, 1995
     Outstanding at May 31, 1994                     281,210          $4.10 to $63.80            $2,153,855
     Granted                                          30,000          $7.75 to $8.625               258,750
     Terminated                                        7,454          $5.00 to $60.00               122,201
     Exercised                                         1,000                     5.00                 5,000
                                                    --------          ---------------            ----------
Outstanding at May 31, 1995                          302,756          $4.10 to $63.80            $2,285,404
                                                    --------          ---------------            ----------
                                                    --------          ---------------            ----------

Exercisable                                          254,925          $4.10 to $63.80            $1,903,504
                                                    --------          ---------------            ----------
                                                    --------          ---------------            ----------

Fiscal Year Ended May 31, 1996
     Outstanding at May 31, 1995                     302,756          $4.10 to $63.80            $2,285,404
     Granted                                          39,750         $20.25 to $25.00               818,000
     Terminated                                        3,250         $27.25 to $37.80                92,137
     Exercised                                         3,700         $6.70  to $7.75                 26,050
                                                    --------          ---------------            ----------
Outstanding at May 31, 1996                          335,556         $4.10 to $63.80             $2,985,217
                                                    --------          ---------------            ----------
                                                    --------          ---------------            ----------
Exercisable                                          275,225          $4.10 to $63.80            $2,012,929
                                                    --------          ---------------            ----------
                                                    --------          ---------------            ----------



     In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans and for the issuance of equity instruments to acquire goods and services from non-employees. The Company plans to adopt SFAS No. 123 for its stock-based employee compensation plans in fiscal 1997 through pro forma disclosure only.

10.  RELATED PARTY TRANSACTIONS:

     a.  Consulting Agreements

     Loeb Partners Corporation. During the fiscal year ended May 31, 1996, the Company paid Loeb Partners Corporation $60,000 in cash for executive and management services provided by Mr. Kempner and Mr. Mintz. Mr. Kempner holds approximately 51% of the voting equity of Loeb Holding Corporation, of which Loeb is a 100% wholly-owned operating subsidiary.

     The Company believes that the terms of its consulting agreement with Loeb are at least as favorable to the Company as could have been provided by unaffiliated third parties. The consulting agreement provides the Company with the sole option of paying Loeb either in cash or in stock options for executive services, thus removing any conflict of interest which might have arisen as a consequence of Loeb's direct and indirect stock holding in the Company. Additionally, whenever an issue arose which, in the opinion of a majority of disinterested members of the Board of Directors, presented a potential conflict of interest between Loeb and the Company, Mr. Kempner abstained from voting on such issue.

     Kenneth N. May. During the fiscal year ended May 31, 1996, the Company paid Dr. Kenneth N. May 600 shares of Alcide Common stock having an aggregate purchase price of $12,150, plus $24,000 cash for consulting services in the field of pathogen control on poultry and other food products.

     The Company believes that the terms of its consulting agreement with Dr. May are at least as favorable to the Company as could have been provided by unaffiliated third parties.

b.  Royalty and Consolidation Agreement

     The Company has an ongoing obligation pursuant to certain royalty and consolidation agreements to pay to patent holders, some of whom were founders of and early investors in the Company, a royalty of 50% of its license revenues and 8% of its net sales of its covered manufactured products subject to said agreements. As the Company does not presently anticipate entering into sublicense agreements for products requiring royalty payment, its obligation to pay a royalty of 50% of its license revenues should have no material impact on the financial condition of the Company. The Company does anticipate paying a royalty of 8% of the net sales of its products to the extent they are subject to royalty payments, which payments will increase the Company's costs by such amount. Payments have aggregated $2,888,674 since 1983. During fiscal years 1996 and 1995, the amounts indicated below were paid to the following individuals and entities, certain of whose principals were members of the Board: Old Hill Associates, $60,360 and $80,506; Loeb Investors Co. V., $19,543 and $24,629; Loeb Investors Co. VIII, $729 and $973, respectively.

     Loeb Investors Co. V and Loeb Investors Co. VIII are partners with others in Old Hill Associates. Thomas L. Kempner is the managing partner of both Loeb Investors Co. V and Loeb Investors Co. VIII.

11.  EMPLOYEE STOCK OWNERSHIP PLAN:

     The Company has an employee stock ownership plan (the Plan). Employees who are at least age 21 and have completed one year of service are eligible to participate. The Company may make discretionary contributions to the Plan. The Company's contributions for fiscal years 1996, 1995 and 1994 were approximately $62,000, $38,000 and $62,000, respectively.