Form 10-Q
period 1996-08-31
ALCIDE CORP
filed 1996-10-04
CIK 708484

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1996
                               ---------------

         or

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from ___________________ to ______________________.



Commission File Number: 0-12395

                                 ALCIDE CORPORATION
                               -----------------------

         Delaware                                          22-2445061
-------------------------------                       -----------------------
State or other jurisdiction of                          (I.R.S. Employer
                                                        Identification No.)
incorporation or organization

8561 154th Avenue North East, Redmond WA                            98052
----------------------------------------                        ---------------
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number, including area code ..........   (206) 882-2555

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1996: 2,601,301, net of Treasury Stock.

                                  ALCIDE CORPORATION

                                        INDEX
                                        -----

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements..............................................PAGE
                                                                           ----
         Condensed Balance Sheets - August 31, 1996
         (Unaudited) and May 31, 1996.........................................3

         Unaudited Condensed Statements of Operations - For the three months ended August 31, 1996 and August 31, 1995.....................4

         Unaudited Condensed Statements of Cash Flows - For the three months ended August 31, 1996 and August 31, 1995............................5

         Notes to the Unaudited Condensed Financial Statements................6

         Statements of Changes in Shareholders' Equity........................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................8


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings....................................................9

Item 6.  Exhibits and Reports on Form 8 - K...................................9


SIGNATURE.....................................................................10

                     ALCIDE CORPORATION CONDENSED BALANCE SHEETS

                                                          AUGUST 31,  1996        MAY 31, 1996
                                                          ----------------        ------------

                                                                (UNAUDITED)

 ASSETS:

 Current assets:

    Cash and cash equivalents                                   $5,635,339         $ 5,365,895

    Short term investments                                       1,041,114           1,032,634

    Accounts receivable - trade                                  2,332,487           2,585,427

    Inventory                                                      853,682             928,500

    Prepaid expenses and other current assets                       97,947             125,547
                                                               -----------         -----------

         Total current assets                                    9,960,569          10,038,003
                                                               -----------         -----------

 EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

    Office equipment                                                92,656              92,656

    Laboratory and manufacturing equipment                         132,404             132,404

    Leasehold improvements                                          56,152              56,152

    Less:  Accumulated depreciation and amortization              (100,643)            (86,582)
                                                               -----------         -----------

         Total equipment and leasehold improvements, net           180,569             194,630
                                                               -----------         -----------

 Deferred income tax asset                                       2,242,465           2,421,191
                                                               -----------         -----------

 Other assets                                                    1,113,608           1,114,790
                                                               -----------         -----------

 TOTAL ASSETS                                                  $13,497,211         $13,768,614
                                                               -----------         -----------
                                                               -----------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY:

 Current liabilities:

    Accounts Payable                                              $228,347            $374,440

    Accrued Expenses and Taxes Payable                             597,416           1,083,840
                                                               -----------         -----------

TOTAL LIABILITIES                                                  825,763           1,458,280
                                                               -----------         -----------

COMMITMENTS AND CONTINGENCIES:

 Redeemable Class B Preferred Stock - noncumulative convertible $.01 par value: authorized
 1,664,581 shares; issued and outstanding:

    May 31, 1996 - 95,002
    August 31, 1996 - 95,002                                       249,380             249,380
                                                               -----------         -----------

 Shareholders' equity:

 Class "A" Preferred Stock - no par value authorized
 1,000 shares; issued and outstanding 1,000 shares                 135,307             135,307

 Common Stock $.01 par value; authorized
 100,000,000 shares; issued and outstanding:

    May 31, 1996 - 2,791,538
    August 31, 1996 - 2,796,638                                     27,966              27,915

 Treasury stock at cost                                         (2,280,027)         (2,213,845)

 Additional paid-in capital                                     18,260,361          18,209,412

 Accumulated Deficit                                            (3,721,539)         (4,097,835)
                                                               -----------         -----------

         Total Shareholders' Equity                             12,422,068          12,060,954
                                                               -----------         -----------

 TOTAL LIABILITIES, AND SHAREHOLDERS' EQUITY                   $13,497,211         $13,768,614
                                                               -----------         -----------
                                                               -----------         -----------

 See notes to Unaudited Condensed Financial Statements.

         ALCIDE CORPORATION UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                         FOR  THE THREE MONTHS ENDED AUGUST 31,

                                                                      1996                1995
                                                               -----------         -----------

NET SALES                                                       $2,042,222          $2,608,746

Expenditures

 Cost of goods sold                                                622,425             901,301

 Research and development expense                                  436,181             268,448


 Depreciation and amortization                                      14,061              11,841


 Consulting expense to the related parties                          33,014              15,000


 Royalty expense                                                    73,146             204,735


 Other selling, general/administrative                             393,466             512,797
                                                               -----------         -----------


    Total Expenditures                                           1,572,293           1,914,122
                                                               -----------         -----------


Operating income                                                   469,929             694,624


Royalty and other income                                             6,759               5,322

Interest income                                                     94,323              70,863

    Interest expense                                                   ---                 ---
                                                               -----------         -----------

    Total Non-Operating Income                                     101,082              76,185


Income before provision for income tax                             571,011             770,809


Provision for income taxes                                         194,715             266,670
                                                               -----------         -----------


Net income                                                        $376,296            $504,139
                                                               -----------         -----------
                                                               -----------         -----------


Net income per share                                                  $.13                $.18
                                                               -----------         -----------
                                                               -----------         -----------


Weighted average Common Shares outstanding and
Common Share equivalents                                         2,803,276           2,855,740
                                                               -----------         -----------
                                                               -----------         -----------

See Notes to Unaudited Condensed Financial Statements.

         ALCIDE CORPORATION UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                          FOR THE THREE MONTHS ENDED AUGUST 31,

                                                                      1996                1995
                                                               -----------         -----------

OPERATING ACTIVITIES:

 Net income                                                       $376,296            $504,139


 Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                   14,061              11,841


    Deferred income tax benefit                                    178,726             257,420
                                                               -----------         -----------

                                                                   569,083             773,400
                                                               -----------         -----------

    Decrease (increase) in assets:

         Inventory                                                  74,818            (292,524)

         Accounts receivable - trade                               252,940            (653,827)

         Prepaid expenses and other current assets                  27,600              58,713

    Increase (decrease) in liabilities:

         Accounts payable                                         (146,093)             12,165

         Accrued expenses and taxes payable                       (486,424)             47,584
                                                               -----------         -----------

         Total adjustments                                        (277,159)           (827,889)
                                                               -----------         -----------

 Net cash generated by (used in) operating activities              291,924             (54,489)
                                                               -----------         -----------

INVESTING ACTIVITIES:

    Acquisition of fixed and other assets                           (7,298)            (12,352)
                                                               -----------         -----------

    Net cash used in investing activities                           (7,298)            (12,352)
                                                               -----------         -----------

FINANCING ACTIVITIES:

    Exercise of Stock Options                                       51,000                 ---

    Purchase of Alcide Common Stock                                (66,182)            (70,400)
                                                               -----------         -----------

    Net cash used in financing activities                          (15,182)            (70,400)
                                                               -----------         -----------

 Net increase (decrease) in cash and cash equivalents              269,444            (137,241)

 Cash and cash equivalents at beginning of period                5,365,895           2,770,157

 Cash and cash equivalents at end of period                     $5,635,339          $2,632,916
                                                               -----------         -----------
                                                               -----------         -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for interest                              ---                 ---


 Cash paid for income taxes                                            ---              $2,500


See notes to Unaudited Condensed Financial Statements.

ALCIDE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") for the three-month periods ended August 31, 1996 and 1995 have been prepared in accordance with the instructions to Form 10-
Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10 - K for the year ended May 31, 1996. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three-month periods are not necessarily indicative of the results to be expected for the full year.

2.   Inventory consisted of the following:

                                   AUGUST 31, 1996        MAY 31, 1996

Finished products                         $167,834            $120,155

Raw materials                             $685,848            $808,345
                                        ----------          ----------

Total                                     $853,682            $928,500
                                        ----------          ----------
                                        ----------          ----------

3.   Accounts Receivable - Trade consisted of the following:

                                   AUGUST 31, 1996        MAY 31, 1996

ABS Global, Inc.                        $1,693,612          $1,879,670

International Distributors                $551,912            $611,286

Other Receivables                          $86,963             $94,471
                                        ----------          ----------

Total Accounts Receivable               $2,332,487           2,585,427
                                        ----------          ----------

4.   Taxes

The income tax provision for the three-month period ended August 31, 1996 consists of:


                          TAXES PAYABLE DURING     REDUCTION OF DEFERRED     TOTAL TAX PROVISION
                               FISCAL YEAR               TAX ASSET

Federal Income Taxes               15,989                 178,726                  194,715


5.  Orders for Future Delivery

At August 31, 1996 and 1995 the Company had orders for future delivery of $1,431,297 and $2,759,726, respectively, of which $881,038 is from one distributor at August 31, 1996. The $1,431,297 orders for future delivery are scheduled for shipment during the period September through December, 1996.

                                  ALCIDE CORPORATION
                    STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                            Class "A" Preferred Stock              Common Stock          Additional Paid
                                                                                            in Capital
----------------------------------------------------------------------------------------------------------
                            Shares           Amount           Shares           Amount
----------------------------------------------------------------------------------------------------------
Balance May 31, 1996         1,000         $135,307        2,791,538          $27,915      $18,209,412

Stock Option Exercise                                          5,100               51           50,949

Purchase Treasury Stock

Net Income
----------------------------------------------------------------------------------------------------------

Balance August 31, 1996       1000         $135,307        2,796,638          $27,966      $18,260,361
                          --------      -----------     ------------     ------------     ------------
                          --------      -----------     ------------     ------------     ------------


                             Common Treasury Stock        Accumulated         Total
                                                            Deficit        Shareholders'
                                                                              Equity
------------------------------------------------------------------------------------------
                                             Shares           Amount
------------------------------------------------------------------------------------------
Balance May 31, 1996      (192,337)     ($2,213,845)     ($4,097,835)     $12,060,954

Stock Option Exercise                                                          51,000

Purchase Treasury Stock     (3,000)         (66,182)                          (66,182)

Net Income                                                   376,296          376,296
------------------------------------------------------------------------------------------

Balance August 31, 1996   (195,337)     ($2,280,027)     ($3,721,539)     $12,422,068
                          --------      -----------     ------------     ------------
                          --------      -----------     ------------     ------------


                                       PART  I.
                                       --------

                                  ALCIDE CORPORATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition and Results of Operations

First quarter fiscal year 1997 sales of $2,042,222 were 22% lower than first quarter sales one year ago. The sales reduction is primarily the result of a 30%, $521,776 sales reduction of uddercare products to ABS Global, Inc., Alcide's exclusive distributor in North and South America. During the quarter ABS Global reduced its inventories of Alcide product by approximately $700,000.

First quarter sales performance was also adversely affected by a new competitive teat dip by Babson Brothers Company. Alcide believes the Babson Brothers' INTERSEPT product infringes Alcide's patent and, consequently, Alcide filed a patent infringement lawsuit against Babson Brothers and moved for a preliminary injunction against the further sales of INTERSEPT. The injunction was issued against Babson Brothers on September 19, 1996.

Neither the Babson Brothers infringement nor ABS inventory reduction are expected to continue in Alcide's fiscal second quarter.

Cost of goods as a percentage of net sales decreased to 30.5% from 34.5% for the first quarter last year. The cost improvement as a percentage of net sales results primarily from a reduction in the cost of glycerine and other large use raw materials, and from increased finance charges to ABS for extended sales payment terms.

Research and development expenses of $436,181 for the first quarter of fiscal 1997 increased 63% as compared to the first quarter last year. The increase reflects expenditures associated with pre-clinical and clinical testing as part of the Company's response to FDA requirements for additional data to support Alcide's preoperative skin antiseptic New Drug Application. Other significant expenditures incurred during the quarter related to USDA mandated commercial plant evaluations of the Company's poultry antimicrobial and to clinical testing of Alcide's anti-infective oral medication in the United Kingdom.

Royalty expense of $73,146 for the first quarter of fiscal 1997 reflects actual royalties earned for the quarter, while the $204,735 royalty expense for the first quarter last year included $134,000 for the purpose of establishing a reserve for litigation.

Other selling general and administrative expenses of $393,466 for the FY '97 first quarter were $119,331, 23%, lower than the first quarter last year. The expense reduction reflects a $79,000 reduction in the provision for executive bonuses consistent with lower first quarter sales performance and a $38,000 reduction in shared promotional support for ABS, consistent with the ABS sales shortfall.

Liquidity

The Company's cash, cash equivalents, short term investments and U.S. Treasury instruments totalled $7,790,061 on August 31, 1996, an amount $276,742 higher than at the end of the fiscal year ended May 31, 1996. The Company's net income for the quarter on a cash flow basis was $569,083. This was offset by an $277,159 increase in net working capital. The working capital change is the net of a $355,358 reduction in inventory, accounts receivable and pre-paid expenses, offset by a decrease of $632,517 in accounts payable and accrued expenses.

Litigation Cost

During the quarter ended August 31, 1996, the Company incurred legal fees and other costs totalling $312,400 in connection with a suit brought by some of the individuals who have rights to receive royalties with respect to certain patents assigned to the Company. The entire $312,400 was charged to a reserve previously established for the litigation. On August 31, 1996 the reserve balance was $346,600. The Company has denied any wrongdoing in connection with the matters that have been alleged and intends to continue to defend the lawsuit vigorously.

                                       PART II.
                                       --------

                                  OTHER INFORMATION

Item 1.  Legal Proceedings


On August 19, 1996, Alcide Corporation filed a patent infringement lawsuit in the United States District Court for the Western District of Wisconsin against Babson Brothers Company of Naperville, Illinois. The suit concerns Babson Brothers' introduction of its INTERSEPT teat dip product, which closely resembles Alcide's UDDERgold-Registered Trademark-.

Subsequently on September 10, 1996, Alcide moved for a Preliminary Injunction against further sales of the INTERSEPT product. On September 19, 1996, Judge Barbara B. Crabb, of the Western District of Wisconsin, issued a Preliminary Injunction order enjoining the manufacture, sale or use of the INTERSEPT product pending final resolution of the lawsuit.

Item 6.  Exhibits and Reports on Form 8-K


EXHIBIT 11

(a) Computation of Earnings Per Common Share



                                                                         Three Months Ended August 31,

                                                                                1996           1995
                                                                           ---------      ---------

Weighted average number of Common Shares outstanding                       2,600,251      2,632,458

Assuming exercise of options reduced by the number of shares which could have been purchased with the proceeds from exercise
of such options                                                              203,025        223,282
                                                                           ---------      ---------

Weighted average Common Shares outstanding and Common
Share equivalents                                                          2,803,276      2,855,740
                                                                           ---------      ---------
                                                                           ---------      ---------

Net Income per share                                                            $.13           $.18



Reports on Form 8 - K

None.

                                      SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ALCIDE CORPORATION
                                            The Registrant



Date:    October 4, 1996                    By /s/
                                               -------------------------------
                                            John P. Richards
                                            Executive Vice President
                                            Chief Financial Officer