Form 10-Q
period 1996-11-30
ALCIDE CORP
filed 1997-01-13
CIK 708484

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996
                               -----------------
                    or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from                    to
                                                        -------------------
     ----------------.


Commission File Number:  0-12395


                               ALCIDE CORPORATION

           Delaware                                    22-2445061
----------------------------------------  ------------------------------------
State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization


8561 154th Avenue North East, Redmond WA                      98052
----------------------------------------                   ----------
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code . . . . .    (206) 882-2555
                                                             -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       X                   NO
     ----------                    ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1996: 2,601,071, net of Treasury Stock.
                                        ---------

                               ALCIDE CORPORATION

                                      INDEX

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements . . .. . . . . . . . . . . . . . . . . . .PAGE
                                                                         ----
     Condensed Balance Sheets - November 30, 1996 (Unaudited)
     and May 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . .  3


     Unaudited Condensed Statements of Operations - For the
     three months and six months ended November 30, 1996 and
     November 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .  4

     Unaudited Condensed Statements of Cash Flows - For the
     six months ended November 30, 1996 and November 30, 1995. . . . . . .  5

     Notes to the Unaudited Condensed Financial Statements . . . . . . . .  6

     Statements of Changes in Shareholders' Equity . . . . . . . . . . . .  8

Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . .  9

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . 10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 11

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                   ALCIDE CORPORATION CONDENSED BALANCE SHEETS

                                              NOVEMBER 30,  1996    MAY 31, 1996
                                              ------------------   -------------

ASSETS:                                             (Unaudited)
                                                    -----------
 Current assets:
     Cash and cash equivalents                     $  6,089,069    $  5,365,895
     Short term investments                           1,056,472       1,032,634
     Accounts receivable - trade                      2,330,316       2,585,427
     Inventory                                        1,192,358         928,500
     Prepaid expenses and other current assets           81,477         125,547
                                                    -----------      ----------
                    Total Current Assets             10,749,692      10,038,003
                                                    -----------      ----------
 Equipment and leasehold improvements:
     Office equipment                                    97,033          92,656
     Laboratory and manufacturing equipment             132,404         132,404
     Leasehold improvements                              56,152          56,152
     Less accumulated depreciation and
      amortization                                     (114,850)        (86,582)
                                                    -----------      ----------
 Total equipment and leasehold improvements, net        170,739         194,630

                                                    -----------      ----------
 Deferred income tax asset                            1,956,669       2,421,191
                                                    -----------      ----------
 Other assets                                         1,163,227       1,114,790

TOTAL ASSETS                                        $14,040,327     $13,768,614
                                                    -----------      ----------
                                                    -----------      ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                  $332,462        $374,440
     Accrued expenses and taxes payable                 488,858       1,083,840
                                                    -----------      ----------
TOTAL LIABILITIES                                       821,320       1,458,280
                                                    -----------      ----------
COMMITMENTS AND CONTINGENCIES:
  Redeemable Class B Preferred Stock -
  noncumulative convertible
  $.01 par value:  authorized 1,664,581
  shares;
     issued and outstanding:
     May 31, 1996 - 95,002
     November 30, 1996 - 88,802                         233,105         249,380
                                                    -----------      ----------
  Shareholders' equity:
  Class A Preferred Stock - no par value
  authorized 1,000 shares;
  issued and outstanding 1,000 shares                   135,307         135,307
  Common Stock $.01 par value; authorized
  100,000,000 shares;
  issued and outstanding:
     May 31, 1996 - 2,791,538
     November 30, 1996 - 2,799,408                       27,994          27,915
  Treasury stock at cost                             (2,336,961)     (2,213,845)
  Additional paid-in capital                         18,279,377      18,209,412
  Accumulated Deficit                                (3,119,815)     (4,097,835)
                                                    -----------      ----------
     Total Shareholders' Equity                      12,985,902      12,060,954
                                                    -----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $14,040,327     $13,768,614
                                                    -----------      ----------
                                                    -----------      ----------


See notes to Unaudited Condensed Financial Statements.

                ALCIDE CORPORATION UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                         For the Three Months Ended        For the Six Months Ended
                                                 November 30                        November 30
                                                 -----------                        -----------
                                           1996             1995              1996              1995
                                           ----             ----              ----              ----

Net Sales                               $2,744,874       $2,980,208       $4,787,096        $5,588,954
---------                               ----------       ----------       ----------        ----------
Expenditures
   Cost of goods sold                      893,913          964,773        1,516,338         1,866,074
   Research and development expense        434,377          407,281          870,558           675,729
   Depreciation and amortization            14,207           11,841           28,268            23,682
   Consulting expense to the
    related parties                         21,000           15,000           54,014            30,000
   Royalty expense                         103,496          222,934          176,642           427,669
   Other selling, general and
    administrative expense                 474,237          511,567          867,703         1,024,364
                                        ----------       ----------       ----------        ----------
               Total Expenditures        1,941,230        2,133,396        3.513,523         4,047,518
                                        ----------       ----------       ----------        ----------
Operating income                           803,644          846,812        1,273,573         1,541,436

Royalty and other income                     6,075            5,719           12,834            11,041
Interest income                            103,368           64,783          197,691           135,646
                                        ----------       ----------       ----------        ----------
           Total Non-Operating
            Income                         109,443           70,502          210,525           146,687
Income before provision for
 income tax                                913,087          917,314        1,484,098         1,688,123

Provision for income taxes                 311,363          317,356          506,078           584,026
                                        ----------       ----------       ----------        ----------
Net income                                $601,724       $  599,958         $978,020        $1,104,097
                                        ----------       ----------       ----------        ----------
                                        ----------       ----------       ----------        ----------
Net income per share                        $  .22           $  .21           $  .35            $  .39
                                        ----------       ----------       ----------        ----------
                                        ----------       ----------       ----------        ----------
Weighted average Common Shares
outstanding and Common Share
equivalents                              2,793,802        2,849,035        2,793,334         2,852,388
                                        ----------       ----------       ----------        ----------
                                        ----------       ----------       ----------        ----------

See Notes to Unaudited Condensed Financial Statements.

         ALCIDE CORPORATION UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                          For the Six Months Ended November 30,
                                          -------------------------------------
                                                 1996           1995
                                                 ----           ----
OPERATING ACTIVITIES:
   Net income                                  $978,020     $1,104,098
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Depreciation and amortization              28,268         23,682
      Deferred income tax benefit               464,522        566,407
                                             ----------     ----------
                                              1,470,810      1,694,187
                                             ----------     ----------
      Decrease (increase) in assets:
          Inventory                            (263,858)      (529,957)
          Accounts receivable - trade           255,111       (628,797)
          Prepaid expenses and other
           assets and security deposits          (6,729)        76,333
      Increase (decrease) in
       liabilities:
          Accounts payable                      (41,978)      (168,496)
          Accrued expenses and taxes
           payable                             (594,982)       146,465
                                             ----------     ----------
          Total adjustments                    (652,436)    (1,104,452)
                                             ----------     ----------
   Net cash generated by (used in)
    operating activities                        818,374        589,735
                                             ----------     ----------
INVESTING ACTIVITIES:
   Redemption/Acquisition U.S.
    Treasury Bill                                   564            ---
   Acquisition of fixed and other assets        (26,417)       (20,609)
                                             ----------     ----------
   Net cash used in investing activities        (25,853)       (20,609)
                                             ----------     ----------
FINANCING ACTIVITIES:
   Exercise of Stock Options                     70,044            ---
   Redemption of Class B Preferred Stock        (16,275)       (11,642)
   Purchase of Alcide Common Stock             (123,116)      (772,713)
                                             ----------     ----------
   Net cash used in financing activities        (69,347)      (784,355)
                                             ----------     ----------
   Net increase (decrease) in cash and
    cash equivalents                            723,174       (215,229)
   Cash and cash equivalents at beginning
    of period                                 5,365,895      2,770,157
                                             ----------     ----------
   Cash and cash equivalents at end
    of period                                $6,089,069     $2,554,928
                                             ----------     ----------
                                             ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
   Cash paid during the period for interest         ---            ---
   Cash paid for income taxes                       ---        $36,500


  See notes to Unaudited Condensed Financial Statements.

ALCIDE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.   Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") for the six-month periods ended November 30, 1996 and 1995 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1996. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. The results of operations for the six-month period are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

Inventory consisted of the following:

                                     NOVEMBER 30, 1996         MAY 31, 1996

 Finished products                            $222,752             $120,155
 Raw materials                                $969,606             $808,345
                                            ----------             --------
 Total                                      $1,192,358             $928,500
                                            ----------             --------
                                            ----------             --------

3.   Accounts Receivable - Trade consisted of the following:

                                     NOVEMBER 30, 1996         MAY 31, 1996

 ABS Global, Inc.                           $1,482,569           $1,879,670
 International Distributors                   $689,415             $611,286
 Other Receivables                            $158,332              $94,471
                                            ----------           ----------
 Total Accounts Receivable                  $2,330,316           $2,585,427
                                            ----------           ----------
                                            ----------           ----------
4.   Taxes
The income tax provision for the six-month period ended November 30, 1996 consists of:

                        TAXES PAYABLE DURING   REDUCTION OF DEFERRED  TOTAL TAX
                             FISCAL YEAR             TAX ASSET        PROVISION

Federal Income Taxes          $41,556                $464,522          $506,078
                             --------               ---------          --------

5.   Orders for Future Delivery

At November 30, 1996 and 1995 the Company had orders for future delivery of $2,626,879 and $2,735,992 respectively, of which $1,101,714 is from ABS Global, Inc. and $1,037,643 is from Heemskerk B.V. at November 30, 1996. The $2,626,879 orders are scheduled for shipment during the period December, 1996 through November, 1997.

6.   Marketable Securities

On October 17, 1996 the Company redeemed the $1,050,000 U.S. Treasury Bills which it had purchased on November 2, 1995 for $996,610.

On October 18, 1996 the Company invested $1,049,436 to purchase U.S. Treasury Bills having a redemption value of $1,107,000 at October 16, 1997 maturity, yielding 5.49%.

7.   Series 2 Redeemable Class B Preferred Stock

On September 16, 1996 the Company redeemed 6,200 shares of Series 2 stock for $16,275 in cash out of a sinking fund equal to 0.7% of the Company's FY 1996 net income as required by the terms of the stock issue.


                                 ALCIDE CORPORATION
                    STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                       CLASS "A" PREFERRED STOCK     COMMON STOCK      ADDITIONAL     COMMON TREASURY     ACCUMULATED     TOTAL
                                                                         PAID IN          STOCK             DEFICIT    SHAREHOLDERS'
                                                                        CAPITAL                                           EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                             SHARES   AMOUNT      SHARES     AMOUNT                  SHARES    AMOUNT
------------------------------------------------------------------------------------------------------------------------------------

BALANCE MAY 31, 1996         1,000   $135,307   2,791,538    $27,915   $18,209,412  (192,337) ($2,213,845) ($4,097,835) $12,060,954

STOCK OPTION EXERCISE                               5,100         51        50,949                                           51,000
PURCHASE TREASURY STOCK                                                               (3,000)     (66,182)                  (66,182)
NET INCOME                                                                                                     376,296      376,296
------------------------------------------------------------------------------------------------------------------------------------


BALANCE AUGUST 31, 1996       1000   $135,307   2,796,638    $27,966   $18,260,361  (195,337) ($2,280,027) ($3,721,539) $12,422,068

STOCK OPTION EXERCISE                               2,770         28        19,016                                           19,044

PURCHASE TREASURY STOCK                                                               (3,000)     (56,934)                  (56,934)


NET INCOME                                                                                                     601,724      601,724
------------------------------------------------------------------------------------------------------------------------------------

BALANCE NOVEMBER 30,1996     1,000   $135,307   2,799,408    $27,994   $18,279,377  (198,337) ($2,336,961) ($3,119,815) $12,985,902
                             -----   --------   ---------    -------   -----------  --------- ------------ ------------ -----------
                             -----   --------   ---------    -------   -----------  --------- ------------ ------------ -----------

                                     PART  I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net sales for the six month period ended November 30, 1996 were $4,787,096, a decrease of 14% from the equivalent period one year ago. The sales reduction is primarily the result of a 25%, $896,322 sales reduction of udder care products to ABS Global, Inc., Alcide's distributor in North and South America. During the first quarter ABS Global reduced its inventories of Alcide product by approximately $700,000. Sales performance was also adversely affected by a new competitive teat dip by Babson Brothers Company. Alcide believes the Babson Brothers InterSept product infringes Alcide's patent and consequently Alcide filed a patent infringement lawsuit against Babson Brothers and moved for a preliminary injunction against further sales of InterSept. The injunction was issued against Babson Brothers on September 19, 1996.

Neither the Babson Brothers infringement nor ABS inventory reduction continued in Alcide's second quarter and, consequently, sales performance for the second quarter improved by $702,652 vs. the first quarter results.

Cost of goods as a percentage of net sales decreased to 31.7% during the six months period ended November 30, 1996 from 33.4% for the first half last year. The cost improvement as a percentage of net sales results primarily from a reduction in the cost of glycerin and other large-use raw materials.

Research and development expenses of $870,558 for the first half of fiscal 1997 increased $194,829, 29% as compared to the first six months last year. The increase reflects expenditures associated with pre-clinical and clinical testing as part of the Company's response to FDA requirements for additional data to support Alcide's preoperative skin antiseptic New Drug Application. Other significant expenditures incurred during the quarter related to USDA mandated commercial plant evaluations of the Company's poultry antimicrobial and to clinical testing of Alcide's anti-infective oral medication in the United Kingdom.

Royalty expense of $176,642 for the six month period ended November 30, 1996 reflects actual royalties earned for the six month period, while the $427,669 royalty expense for the first six months last year included $269,400 for the purpose of establishing a reserve for litigation.

Other selling, general and administrative expenses of $867,703 for the FY '97 first half were $156,661, 15% lower than the first half last year. The expense reduction reflects a $139,000 reduction in the provision for executive bonuses consistent with lower first half sales performance and a $55,000 reduction in shared promotional support for ABS, consistent with the ABS sales short fall.

LIQUIDITY
The Company's cash, cash equivalents, short term investments and U.S. Treasury instruments totaled $8,253,086 on November 30, 1996, an amount $744,648 higher than at the end of the fiscal year ended May 31, 1996. Management believes that the Company's cash, cash equivalents and short term investments are sufficient to meet its anticipated operating needs.

LITIGATION COST
During the six month period ended November 30, 1996, the Company incurred legal fees and other costs totaling $431,694 in connection with a suit brought by some of the individuals who have rights to receive royalties relating to certain patents assigned to the Company. The entire $431,694 was charged to a reserve previously established for this purpose. On November 30, 1996 the unutilized reserve balance was $227,306. The Company has denied any wrongdoing in connection with the matters that have been alleged and intends to continue to vigorously defend its position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders voted on three proposals described in the Company's proxy statement dated October 15, 1996.

     1. Votes for election of Directors of the Corporation for the ensuing year were as follows:


                                      FOR             WITHHELD
                                      ---             AUTHORITY
                                                      ---------

     Thomas L. Kempner             2,277,253            9,722
     Kenneth N. May                2,243,636           43,389
     Joseph A. Sasenick            2,277,720            9,305
     William G. Spears             2,278,710            8,315
     Aaron Stern                   2,276,288           10,737


     2. Votes to approve a Stock Option Plan for Nonemployee Directors were as follows:

            FOR          AGAINST       ABSTAIN        NOT VOTED
            ---          -------       -------        ---------
          1,872,926      363,664       11,812           38,623


     3. Votes for the ratification of the Board's selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending May 31, 1997, were as follows:

               FOR            AGAINST       ABSTAIN
               ---            -------       -------
            2,275,224          5,600         6,201

                                    PART II.

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 10.20

     Distributor Agreement by and between the Company and ABS Global, Inc., dated October 30, 1996, covering the United States.

EXHIBIT 10.21

     Distributor Agreement by and between the Company and ABS Global, Inc., dated October 30, 1996, covering several international markets.

EXHIBIT 11

(a)  Computation of Earnings Per Common Share



                                                               Three Months Ended              Six Months Ended
                                                                    November 30,                 November 30,
                                                                   -------------                --------------
                                                                1996           1995            1996          1995
                                                                ----           ----            ----          ----

Weighted average number of Common Shares outstanding         2,601,186      2,612,979      2,600,718      2,616,332

Assuming exercise of options reduced by the number of
shares which could have been purchased with the proceeds
from exercise of such options                                  192,616        236,056        192,616        236,056
                                                             ---------      ---------      ---------      ---------
Weighted average Common Shares outstanding and Common
Share equivalents                                            2,793,802      2,849,035      2,793,334      2,852,388
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------

Net Income per share                                              $.22           $.21           $.35           $.39
                                                             ---------      ---------      ---------      ---------
                                                             ---------      ---------      ---------      ---------


REPORTS ON FORM 8-K

None.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALCIDE CORPORATION
                                        The Registrant



Date:  January 13, 1997                 By s/
                                          ---------------------------------
                                        John P. Richards
                                        Executive Vice President
                                        Chief Financial Officer