Form 10-Q/A
period 1996-11-30
ALCIDE CORP
filed 1997-02-19
CIK 708484

                                   FORM 10-Q/A
                               (AMENDED FORM 10-Q)

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



Commission File Number:  0-12395


                               ALCIDE CORPORATION

          Delaware                                              22-2445061
-------------------------------                             --------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                               Identification No.)

8561 154th Avenue North East, Redmond WA                           98052
----------------------------------------                       --------------
   (Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code . . . . .    (206) 882-2555
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

EXHIBIT 10.20*

     Distributor Agreement by and between the Company and ABS Global, Inc., dated October 30, 1996, covering the United States.

EXHIBIT 10.21*

     Distributor Agreement by and between the Company and ABS Global, Inc., dated October 30, 1996, covering several international markets.

EXHIBIT 11

(a)  Computation of Earnings Per Common Share


                                                           Three Months Ended             Six Months Ended
                                                           ------------------             ----------------
                                                              November 30,                  November 30,
                                                              ------------                  ------------

                                                                 1996         1995            1996           1995
                                                                 ----         ----            ----           ----
 Weighted average number of Common Shares outstanding       2,601,186    2,612,979       2,600,718      2,616,332

 Assuming exercise of options reduced by the number
 of shares which could have been purchased with the
 proceeds from exercise of such options                       192,616      236,056         192,616        236,056
                                                            ---------    ---------       ---------      ---------

 Weighted average Common Shares outstanding and             2,793,802    2,849,035       2,793,334      2,852,388
 Common Share equivalents                                   ---------    ---------       ---------      ---------
                                                            ---------    ---------       ---------      ---------

 Net Income per share                                            $.22         $.21            $.35           $.39
                                                            ---------    ---------       ---------      ---------
                                                            ---------    ---------       ---------      ---------


REPORTS ON FORM 8-K

None.






* Confidential treatment has been requested for these Exhibits.