Form 10-Q
period 1997-02-28
ALCIDE CORP
filed 1997-04-08
CIK 708484

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997
                               -----------------

              or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 for the transition period from
                                                         --------------------
    to
        -------------------------.



Commission File Number: 0-12395


                                  ALCIDE CORPORATION
                                  ------------------

                   Delaware                                22-2445061
----------------------------------------         -----------------------------
State or other jurisdiction of                        (I.R.S. Employer)
incorporation or organization                        Identification No.)

8561 154th Avenue North East, Redmond WA                   98052
----------------------------------------              ----------------
(Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code..............(206) 882-2555
                                                              -----------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1997: 2,577,539, net of Treasury Stock.

                                  ALCIDE CORPORATION

                                        INDEX

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements..............................................PAGE
                                                                            ----

    Condensed Balance Sheets - February 28, 1997 (Unaudited) and May 31, 1996.3

    Unaudited Condensed Statements of Operations - For the three months and nine months ended February 28, 1997 and February 29, 1996.............4

    Unaudited Condensed Statements of Cash Flows - For the nine months ended February 28, 1997 and February 29, 1996.............................5

    Notes to the Unaudited Condensed Financial Statements.....................6

    Statements of Changes in Shareholders' Equity.............................8


Item 2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations.....................................................9


PART II.  OTHER INFORMATION

Item 5.  Other Information...................................................10

Item 6.  Exhibits and Reports on Form 8-K....................................10

SIGNATURE.....................................................................11

                     ALCIDE CORPORATION CONDENSED BALANCE SHEETS

                                            FEBRUARY 28, 1997  MAY 31, 1996
                                               (UNAUDITED)

ASSETS:
  Current Assets:
         Cash and Cash Equivalents             $6,019,782     $  5,365,895
         Short Term Investments                 2,073,238        1,032,634
         Accounts Receivable - Trade            2,811,809        2,585,427
         Inventory                              1,105,446          928,500
         Prepaid Expenses and
          Other Current Assets                    105,720          125,547
                                             ------------     ------------
              Total Current Assets             12,115,995       10,038,003
                                             ------------     ------------
  Equipment and Leasehold Improvements:
         Office Equipment                          97,033           92,656
         Laboratory and Manufacturing
          Equipment                               132,404          132,404
         Leasehold Improvements                    56,152           56,152
  Less: Accumulated Depreciation
   and Amortization                              (129,130)         (86,582)
                                             ------------     ------------
  Total Equipment and Leasehold
   Improvements, Net                              156,459          194,630
                                             ------------     ------------
  Deferred Income Tax Asset                     1,620,613        2,421,191
                                             ------------     ------------
  Other Assets                                    171,218        1,114,790
                                             ------------     ------------
TOTAL ASSETS                                  $14,064,285      $13,768,614
                                             ------------     ------------
                                             ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:
         Accounts payable                        $377,372         $374,440
         Accrued expenses and taxes payable       223,352        1,083,840
                                             ------------     ------------
TOTAL LIABILITIES                                 600,724        1,458,280
                                             ------------     ------------
COMMITMENTS AND CONTINGENCIES:
  Redeemable Class B Preferred Stock -
  $.01 par value: authorized
  1,664,581 shares;
         issued and outstanding:
         May 31, 1996 - 95,002
         February 28, 1997 - 88,802               233,105          249,380
                                             ------------     ------------
SHAREHOLDERS' EQUITY:
  Class A Preferred Stock - no par value
  authorized 1,000 shares;
  issued and outstanding 1,000 shares             135,307          135,307

  Common Stock $.01 par value;
  authorized 100,000,000 shares;
  issued and outstanding:
         May 31, 1996 - 2,791,538
         February 28, 1997 - 2,799,408             27,994           27,915
  Treasury stock at cost                       (2,799,951)      (2,213,845)
  Additional paid-in capital                   18,279,377       18,209,412
  Accumulated Deficit                          (2,412,271)      (4,097,835)
                                             ------------     ------------
         Total Shareholders' Equity            13,230,456       12,060,954
                                             ------------     ------------
TOTAL LIABILITIES, AND SHAREHOLDERS' EQUITY   $14,064,285      $13,768,614
                                             ------------     ------------
                                             ------------     ------------

See notes to Unaudited Condensed Financial Statements.

           ALCIDE CORPORATION UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                           FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                            ---------------------------   --------------------------

                                                          FEBRUARY 28,   FEBRUARY 29,    FEBRUARY 28,   FEBRUARY 29,
                                                          ------------   ------------    ------------   ------------
                                                              1997           1996            1997           1996
                                                              ----           ----            ----           ----
NET SALES                                                  $2,963,436     $3,044,506     $7,750,532     $8,633,460
                                                           ----------     ----------     ----------     ----------

Expenditures
  Cost of goods sold                                        1,107,109      1,069,052      2,623,447      2,935,126
  Research and development expense                            375,499        248,148      1,246,057        931,674
  Depreciation and amortization                                14,280         11,841         42,548         39,709
  Consulting expense to related parties                        21,000         15,000         75,014         45,000
  Royalty expense                                              67,188        243,325        243,830        670,995
  Other selling, general and administrative expense           523,279        535,226      1,390,983      1,547,607
                                                           ----------     ----------     ----------     ----------
         Total Expenditures                                 2,108,355      2,122,592      5,621,879      6,170,111
                                                           ----------     ----------     ----------     ----------
Operating income                                              855,081        921,914      2,128,653      2,463,349

Royalty and other income                                      106,452          6,123        119,286         17,165
Interest income                                               112,129         71,786        309,820        207,432
                                                           ----------     ----------     ----------     ----------
         Total Non-Operating Income                           218,581         77,909        429,106        224,597
                                                           ----------     ----------     ----------     ----------
Income before provision for income tax                      1,073,662        999,823      2,557,759      2,687,946

Provision for income taxes                                    366,118        345,872        872,196        929,898
                                                           ----------     ----------     ----------     ----------

Net income                                                 $  707,544     $  653,951     $1,685,563     $1,758,048
                                                           ----------     ----------     ----------     ----------
                                                           ----------     ----------     ----------     ----------

Net income per share                                           $  .25         $  .23         $  .60         $  .63
                                                           ----------     ----------     ----------     ----------
                                                           ----------     ----------     ----------     ----------

Weighted average Common Shares outstanding and              2,790,716      2,797,696      2,798,325      2,810,750
 Common Share equivalents                                  ----------     ----------     ----------     ----------
                                                           ----------     ----------     ----------     ----------



See Notes to Unaudited Condensed Financial Statements.

           ALCIDE CORPORATION UNAUDITED C0NDENSED STATEMENTS OF CASH FLOWS


                                                   FOR THE NINE MONTHS ENDED

                                           FEBRUARY 28,1997  FEBRUARY 29,1996


OPERATING ACTIVITIES:
 Net income                                      $1,685,563     $1,758,048
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                    42,548         39,709
    Deferred income tax benefit                     800,578        900,283
                                                -----------    -----------
                                                  2,528,689      2,698,040
                                                -----------    -----------
    Decrease (increase) in assets:
         Inventory                                 (176,946)      (282,656)
         Accounts receivable - trade               (226,382)      (608,130)
         Prepaid expenses and other assets
          and security deposits                     (42,519)        87,768
    Increase (decrease) in liabilities:
         Accounts payable                             2,932       (206,566)
         Accrued expenses and taxes payable        (860,488)       415,233
                                                -----------    -----------
         Total adjustments                       (1,303,403)      (594,351)
                                                -----------    -----------
  Net cash generated by (used in)
   operating activities                           1,225,286      2,103,689
                                                -----------    -----------
INVESTING ACTIVITIES:
    Proceeds from sale of U.S. Treasury Bill      1,050,000      1,000,000
    Acquisition of U.S. Treasury Bill            (1,049,436)    (1,032,510)
    Acquisition of fixed and other assets           (39,626)       (32,630)
                                                -----------    -----------
    Net cash used in investing activities           (39,062)       (65,140)
                                                -----------    -----------
FINANCING ACTIVITIES:
    Exercise of Stock Options                        70,044         16,750
    Redemption of Class B Preferred Stock           (16,275)       (11,642)
    Purchase of Alcide Common Stock                (586,106)      (772,713)
                                                -----------    -----------
         Net cash used in financing activities     (532,337)      (767,605)
                                                -----------    -----------
    Net increase (decrease) in cash and
     cash equivalents                               653,887      1,270,944
                                                -----------    -----------
    Cash and cash equivalents at
     beginning of period                          5,365,895      2,770,157
                                                -----------    -----------
    Cash and cash equivalents at
     end of period                               $6,019,782     $4,041,101
                                                -----------    -----------
                                                -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the period for interest              ---            ---
  Cash paid for income taxes                         41,000         58,500


See notes to Unaudited Condensed Financial Statements.

ALCIDE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") for the three month and nine month periods ended February 28, 1997 and February 29, 1996 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1996. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three month or nine month periods are not necessarily indicative of the results to be expected for the full year.

2.  Inventories

Inventory consisted of the following:

                         FEBRUARY 28, 1997        MAY 31, 1996

  Finished products               $198,828            $120,155
  Raw materials                   $906,618            $808,345
                                ----------          ----------
    Total                       $1,105,446            $928,500
                                ----------          ----------
                                ----------          ----------

3.  Accounts Receivable - Trade consisted of the following:

                         FEBRUARY 28, 1997        MAY 31, 1996

  ABS Global, Inc.              $1,922,400          $1,879,670
  International Distributors      $759,065            $611,286
  Other Receivables               $130,344             $94,471
                                ----------          ----------
  Total Accounts Receivable     $2,811,809          $2,585,427
                                ----------          ----------
                                ----------          ----------

4.  Taxes

The income tax provision for the nine month period ended February 28, 1997 consists of:



                      TAXES PAYABLE DURING    REDUCTION OF DEFERRED   TOTAL TAX PROVISION
                            FISCAL YEAR            TAX ASSET

Federal Income Taxes       $71,618                  $800,578               $872,196
                           -------                  --------               --------


5.  Orders for Future Delivery

At February 28, 1997 and February 29, 1996 the Company had orders for future delivery of $2,960,674 and $3,031,479 respectively, of which $1,808,000 is from ABS Global, Inc., and $856,000 from Heemskerk B.V. at February 28, 1997. The $2,960,674 orders are scheduled for shipment during the period March, 1997 through December, 1997.

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

                                  ALCIDE CORPORATION
                    STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                         CLASS "A" PREFERRED STOCK  COMMON STOCK     ADDITIONAL PAID COMMON TREASURY STOCK ACCUMULATED    TOTAL
                                                                       IN CAPITAL                           DEFICIT  SHAREHOLDERS'
                                                                                                                         EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
                             SHARES     AMOUNT    SHARES    AMOUNT                  SHARES     AMOUNT
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE MAY 31, 1996         1,000    $135,307   2,791,538  $27,915  $18,209,412  (192,337) ($2,213,845) ($4,097,835) $12,060,954
STOCK OPTION EXERCISE                                5,100       51       50,949                                           51,000
PURCHASE TREASURY STOCK                                                             (3,000)     (66,182)                  (66,182)
NET INCOME                                                                                                   376,296      376,296
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE AUGUST 31, 1996      1,000    $135,307   2,796,638  $27,966  $18,260,361  (195,337) ($2,280,027) ($3,721,539) $12,422,068
STOCK OPTION EXERCISE                                2,770       28       19,016                                           19,044
PURCHASE TREASURY STOCK                                                             (3,000)     (56,934)                  (56,934)
NET INCOME                                                                                                   601,724      601,724
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE NOVEMBER 30,1996     1,000    $135,307   2,799,408  $27,994  $18,279,377  (198,337) ($2,336,961) ($3,119,815) $12,985,902
PURCHASE TREASURY STOCK                                                            (23,532)    (462,990)                 (462,990)
NET INCOME                                                                                                   707,544      707,544
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE FEBRUARY 28, 1997    1,000    $135,307   2,799,408  $27,994  $18,279,377  (221,869) ($2,799,951) ($2,412,271) $13,230,456
                             -----    --------   ---------  -------  -----------   -------   ----------   ----------  -----------
                             -----    --------   ---------  -------  -----------   -------   ----------   ----------  -----------


                                       PART  I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net sales for the nine month period ended February 28, 1997 were $7,750,532, a decrease of 10% from the equivalent period one year ago. The sales reduction is primarily the result of a 19%, $1,104,922 sales reduction of uddercare products to ABS Global, Inc., Alcide's distributor in North and South America. During the first quarter ABS Global reduced its inventories of Alcide product by approximately $700,000. Sales performance was also adversely affected by a new competitive teat dip by Babson Brothers Company. Alcide believes the Babson Brothers InterSept product infringes Alcide's patent and consequently Alcide filed a patent infringement lawsuit against Babson Brothers and moved for a preliminary injunction against further sales of InterSept. The injunction was issued against Babson Brothers on September 19, 1996.

Neither the Babson Brothers infringement nor ABS inventory reduction continued in Alcide's second quarter or third quarter and, consequently, sales performance for the second quarter improved by $702,652 vs. the first quarter results, and sales in the third quarter continued to grow to a level $218,562 greater than second quarter results.

Cost of goods as a percentage of net sales decreased slightly to 33.8% during the nine month period ended February 28, 1997 from 34.0% for the nine month period last year.

Research and development expenses of $1,246,057 for the first nine months of fiscal 1997 increased $314,383, 34% as compared to the first nine months last year. The increase reflects expenditures associated with pre-clinical and clinical testing as part of the Company's response to FDA requirements for additional data to support Alcide's preoperative skin antiseptic New Drug Application. Other significant expenditures incurred during the quarter related to USDA mandated commercial plant evaluations of the Company's poultry antimicrobial and to clinical testing of Alcide's anti-infective oral medication in the United Kingdom.

Royalty expense of $243,830 for the nine month period ended February 28, 1997 reflects actual royalties earned for the nine month period, while the $670,995 royalty expense for the first nine months last year included $431,260 for the purpose of establishing a reserve for litigation.

Other selling, general and administrative expenses of $1,390,983 for the FY '97 first nine months were $156,624, 10% lower than the first half last year. The expense reduction reflects a $209,000 reduction in the provision for executive bonuses consistent with lower nine month sales performance and a $97,000 reduction in shared promotional support for ABS, consistent with the ABS sales short fall; offset by a $166,123 increase in legal expenses primarily related to the Company's suit against Babson Brothers.

Other income for the quarter ended February 28, 1997 includes a $100,000 non-refundable payment to Alcide by a potential distributor of the Company's poultry antimicrobial to secure a three month exclusive negotiating right for a distribution agreement.

LIQUIDITY
The Company's cash, cash equivalents, short term investments and U.S. Treasury instruments totaled $8,197,009 on February 28, 1997, an amount $688,572 higher than at the end of the fiscal year ended May 31, 1996. Management believes that the Company's cash, cash equivalents and short term investments are sufficient to meet its anticipated operating needs.

LITIGATION COST
During the nine month period ended February 28, 1997, the Company incurred legal fees and other costs totaling $593,480 in connection with a suit brought by some of the individuals who have rights to receive royalties relating to certain patents assigned to the Company. The entire $593,480 was charged to a reserve previously established for this purpose. On February 28, 1997 the unutilized reserve balance was $65,521. The Company has denied any wrongdoing in connection with the matters that have been alleged and intends to continue to vigorously defend its position.

                                       PART II.
                                  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

ADDITIONAL U.S. DISTRIBUTOR FOR THE COMPANY'S BOVINE UDDERCARE PRODUCTS
    On February 7, 1997 the Company entered into an agreement with IBA Inc. of Millbury, Massachusetts, in which Alcide granted non-exclusive distribution rights for the Company's uddercare products, including UDDERgold-Registered Trademark- Plus, 4XLA-Registered Trademark-, and Pre-Gold-Registered Trademark- germicidal teat dips. The territory granted to IBA Inc. includes the Northeastern, Great Lakes and Plains states, covering approximately 68% of U.S. dairy cows. The Company's intent in entering into the agreement is to increase the sale and distribution of its products in the territory.

ANTIMICROBIAL INTERVENTION FOR DECONTAMINATION OF POULTRY CARCASSES
    On February 5, 1997 the Company received approval from the United States Department of Agriculture to conduct an extended commercial trial in several plants to validate the efficacy of the Company's acidified sodium chlorite product for the control of pathogens on poultry carcasses. Successful completion of such trial is a prerequisite to commercial introduction of the Company's product to the poultry industry.

    Concurrent with this development Alcide commenced negotiations with a company which expressed an interest in distributing the Alcide antimicrobial product to the poultry industry. The discussion is on-going and has not, as of the date of this report, resulted in a definitive agreement. Alcide believes that it is unlikely that such an agreement will be finalized until after Alcide demonstrates success in control of food borne pathogens in the above mentioned commercial trial.

    Alcide would prefer to enter the market through an established distributor presently serving the industry, though such an arrangement is not believed to be essential to the Company's ultimate success in this field.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 10.22*

    Distributor agreement by and between the Company and IBA Inc., dated February 7, 1997, covering territories in the United States.

EXHIBIT 11
(a) Computation of Earnings Per Common Share



                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              ------------------             -----------------

                                                          FEBRUARY 28,   FEBRUARY 29,    FEBRUARY 28,   FEBRUARY 29,
                                                          ------------   ------------    ------------   ------------
                                                              1997           1996            1997           1996
                                                              ----           ----            ----           ----
Weighted average number of Common Shares outstanding        2,589,305      2,596,751      2,596,914      2,609,805

Assuming exercise of options reduced by the number of         201,411        200,945        201,411        200,945
shares which could have been purchased with the             ---------      ---------      ---------      ---------
proceeds from exercise of such options

Weighted average Common Shares outstanding and              2,790,716      2,797,696      2,798,325      2,810,750
Common Share equivalents                                    ---------      ---------      ---------      ---------
                                                            ---------      ---------      ---------      ---------
Net Income per share                                           $  .25           $.23         $  .60           $.63
                                                            ---------      ---------      ---------      ---------
                                                            ---------      ---------      ---------      ---------

REPORTS ON FORM 8-K

None.

*  Confidential treatment has been requested for this Exhibit.


                                      SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ALCIDE CORPORATION
                                            The Registrant



Date:  April 8, 1997                        By s/
                                               --------------------------------
                                            John P. Richards
                                            Executive Vice President
                                            Chief Financial Officer