Form 10-K
period 1997-05-31
ALCIDE CORP
filed 1997-08-14
CIK 708484

                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

(Mark One)
[ x ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:  May 31, 1997
Commission file number 0-12395

                                          OR
[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to
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

Registrant's telephone number, including Area Code (425) 882-2555

Securities Registered Pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
Title of each class                                  which registered
-------------------                         -------------------------------
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
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )
           -----
    The aggregate market value of voting stock held by non-affiliates of the Registrant on August 1, 1997 was approximately $84,634,721. On that date, there were 2,598,795 shares of common stock outstanding, net of Treasury Stock.

    Certain sections of Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Items 11, 12 and 13 of Part III hereof. Certain sections of Part I of this Form 10-K Annual Report are incorporated by reference into the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders.

                                  Page 1 of 38 pages
                              Exhibit Index on Page 22

TABLE OF CONTENTS


                                                                 Page
PART I   Item 1.   Business                                         3

                   A. Introduction                                  3
                   B. Sales Development                             3
                   C. Research and Product Development              5
                   D. Patents and Trademarks                        7
                   E. Raw Materials                                 9
                   F. Competition                                   9
                   G. Government Regulation                         9
                   H. Employees                                    10
                   I. Advertising and Promotion                    10
                   J. Manufacturing                                11

         Item 2.   Properties                                      11

         Item 3.   Legal Proceedings                               11

         Item 4.   Submission of Matters to a Vote of
                   Security Holders                                11


PART II  Item 5.   Market for the Registrant's Common
                   Stock and Related Stockholder Matters           12

         Item 6.   Selected Financial Data                         13

         Item 7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations   14

         Item 8.   Financial Statements and Supplementary Data     17

         Item 9.   Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosures         17

PART III Item 10.  Directors and Executive Officers                18

         Item 11.  Executive Compensation                          20

         Item 12.  Security Ownership of Certain Beneficial
                   Owners and Management                           20

         Item 13.  Certain Relationships and Related Transactions  20

PART IV  Item 14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                             20

                                        PART I

ITEM 1.   BUSINESS


A.   INTRODUCTION

     Alcide-Registered Trademark- Corporation (the "Company") is a Delaware Corporation organized in 1983 which has its executive offices and research laboratories at 8561 154th Avenue, N.E., Redmond, Washington 98052.

     Alcide is engaged in the research, development and commercialization of unique chemical compounds having intense microbiocidal activity. The Company holds substantial worldwide rights to its discoveries through various patents, patent applications, trademarks and other intellectual property, technology, and know-how.

     This report includes forward-looking statements which involve risk and uncertainty including, without limitation, risk of dependence on patents and trademarks, third party suppliers, market acceptance of and demand for the Company's products, distribution capabilities, development of technology and regulatory approval thereof. Sentences or phrases that use the words such as "believes," "anticipates," "hopes," "plans," "may," "can," "will," and others, are often used to flag such forward-looking statements, but their absence does not mean a statement is not forward-looking. Such statements reflect management's current opinion and are designed to help readers understand management's thinking. By their very nature, however, such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

B.   SALES DEVELOPMENT

     The Company presently sells products to the dairy, health care, poultry processing and automotive industries. Its products include:
UDDERgold-Registered Trademark- Plus and UDDERgold-Registered Trademark-Germicidal Barrier Teat Dips, Pre-Gold-Registered Trademark-Germicidal Pre-Milking Teat Dip, silverQUICK-Registered Trademark- Udder Wash and 4XLA-Registered Trademark- Pre- and Post-Milking Teat Dip to the dairy industry; Exspor-Registered Trademark- Sterilant-Disinfectant and LD-Registered Trademark-Disinfectant to the health care industry; Sanova-TM-antimicrobial intervention to the poultry processing industry; and RenNew-Registered Trademark-A/C Air Conditioning System Disinfectant to the automotive industry. The Company's sales to date have primarily been derived from UDDERgold Plus, UDDERgold and 4XLA teat dips.

     Total product sales for the fiscal year ended May 31, 1997 were $11,768,504, with direct export sales representing approximately 31% of total sales. Export sales were predominantly for distribution in Europe.

     1.   DAIRY INDUSTRY

     Worldwide sales of dairy line products during fiscal year 1997 accounted for approximately 88% of the Company's total sales. Should there be a loss of the sales generated by dairy line products, it would have a material adverse effect on the Company.

     Dairy line sales to ABS Global, Inc. for distribution in North and South America totalled $6,473,827 for fiscal year 1997, as compared to $7,361,885 for fiscal year 1996. The decrease in sales reflects an estimated $800,000 reduction by ABS of its Alcide product inventory during the fiscal year.

     Dairy industry sales in Europe are conducted through a network of five distributors. Their purchases accounted for $3,617,382 of sales in fiscal year 1997 and $3,282,180 in fiscal year 1996.

     2.   HEALTH CARE INDUSTRY

     The Company markets a line of hard surface sterilants and disinfectants which kill harmful microorganisms and help reduce the potential for disease transmission via contaminated surfaces. The Company's LD Disinfectant and Exspor Sterilant-Disinfectant offer users a combination of broad spectrum efficacy, speed and relative safety.

     Fiscal year 1997 sales of hard surface sterilants and disinfectants were $364,869, or 3% of total sales, as compared with $359,628 in fiscal year 1996.

     3.   POULTRY PROCESSING INDUSTRY

     In May, 1997 the Company entered into an agreement with Novus International, Inc. for Novus distribution of Sanova antimicrobial to the poultry industry. Concurrent with signing a distribution agreement on May 21, 1997 with Novus, the Company recognized its first revenue in the poultry processing industry. Ultimate sales to poultry processors by Novus are planned to begin during the fiscal year 1998 (following successful conclusion of commercial plant testing).

     4.   AUTOMOTIVE INDUSTRY

     Fiscal year 1997 sales of RenNew-A/C Air Conditioning System Disinfectant were $37,638 as compared with $142,134 in fiscal year 1996. All RenNew-A/C Air Conditioning System Disinfectant sales in both fiscal year 1997 and fiscal year 1996 were to the General Motors Corporation.

     5.   INDUSTRY PRACTICES AND BACKLOG ORDERS

     The Company's invoice terms conform to those in the chemical industry in general, which are: domestic-30 days, export-60 days. In January, 1995, the Company extended 90 day terms to ABS in consideration for a 2% finance fee.

     The Company had $2,014,234 of firm orders for future delivery at May 31, 1997, as compared to orders for future delivery at May 31, 1996 of $1,284,194. The Company's distributors typically place orders one to four months in advance.

     6.   DISTRIBUTION SYSTEM

     The line of Alcide products presently sold to the dairy industry has been typically distributed under exclusive arrangements by either a bovine artificial insemination company or a veterinary products company in each of the countries where Alcide's products are sold and registered. The distribution arrangements define the territory (usually a country), establish prices at which Alcide sells products to the distributor, and specify minimum expected product purchase volumes.

     On October 30, 1996, Alcide and ABS Global, Inc. entered into a new, two-year nonexclusive distribution agreement for the Company's products in the United States, and a new exclusive two-year agreement covering Canada, South America and several other international markets. On February 7, 1997, the Company entered into a two-year agreement with IBA, Inc. under which Alcide granted nonexclusive distribution rights for the Company's udder care products for a portion of the United States market covering approximately 68% of total U.S. dairy cows.

     On April 2, 1997, the Company notified Rhone Merieux, its exclusive distributor in France, that Alcide had elected to terminate Rhone Merieux's exclusive rights to the product line effective immediately. Alcide's intent is to appoint a second, nonexclusive distributor for France, with the objective of obtaining broader coverage of the market, particularly for its 4XLA product.


C.   RESEARCH AND PRODUCT DEVELOPMENT

     In fiscal year 1997, the Company's efforts continued to focus on the development of its products for which its technology provides clear advantages in the marketplace and for which weaknesses pose minimal impediment or competitive disadvantage. Major strengths of the Company's patented technology are: broad spectrum of antimicrobial activity, rapidity of cidal activity, safe residues and minimal or nonexistent resistant strains. Primary weaknesses are the inconvenience of a two-part system and potential for corrosive oxidation.

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

     Significant highlights of programs active during fiscal year 1997 are described below:

     1.   PREOPERATIVE SKIN ANTISEPTIC

     The Company successfully completed the additional clinical and pre-clinical studies necessary to respond to the Food and Drug Administration's (FDA) initial response to the New Drug Application (NDA) filed in September, 1994. An addendum reporting the results of these studies was submitted to the FDA in May, 1997. A second addendum to respond to questions relating to chemical and pharmaceutical issues is planned to be submitted in early fiscal 1998.

     Further testing of the preoperative skin antiseptic product to evaluate use of the formulation as an antiseptic for injection sites or in-dwelling catheter sites has continued on hold, pending responses to and final resolution of FDA's questions on the preoperative skin antiseptic NDA submission. It is the Company's intention that an addendum to the original NDA (to cover this expanded use) will be submitted to the FDA, and this addendum is now targeted for late in fiscal 1998, following the completion of additional clinical testing.

     Wherever possible, it is the Company's strategy to further the development of new use areas for the skin disinfectant range by the development and submission of addenda to the original NDA.

     2.   ANTI-INFECTIVE ORAL RINSE

     Two human clinical tests were successfully completed in the United Kingdom (under Certificate of Exemption status) during fiscal 1997. The results of these two tests confirmed that the optimization program completed in 1995 had successfully elevated the level of performance of the Oral Rinse product to that of the leading prescription product. An Investigational New Drug submission (IND) was filed with the FDA in April, 1997. It is the Company's intention to identify a marketing partner which will support human clinical evaluations of efficacy versus gingivitis.

     3.   FOOD DISINFECTION

     In February of 1997, the Company received USDA approval to commence commercial plant evaluations of the direct application of acidified sodium chlorite chemistry to poultry carcasses during the slaughter process for the purpose of eliminating or substantially reducing food borne microorganisms harmful to humans. This testing process is planned to be completed by the end of the first quarter of fiscal 1998. It is believed that USDA approval to begin marketing to the poultry industry will follow shortly thereafter.

     A Secondary Direct Food Additive Petition (FAP) for the use of acidified sodium chlorite solutions on red meats was submitted to the FDA in December, 1996. Testing in red meat processing plants will commence on receipt of FDA approval.

     Evaluations into the potential for use of Alcide antimicrobials in the fish, fruits and vegetables processing industries were also conducted during fiscal 1997.

     4.   INTRAMAMMARY INFUSION

     The objective of this program is to provide safe and effective treatment and control of clinical and/or subclinical mastitis in lactating dairy cattle with no milk-withholding requirements. The majority of products presently marketed are antibiotics, the use of which requires discarding milk for up to three days following treatment. Evaluations completed during fiscal 1997 demonstrated that the use of aseptically manufactured pyrogen-free product produces an acceptable toleration profile in dairy cows. The program will therefore be expanded in fiscal 1998 to include evaluations of dose rate and treatment regimes as well as to develop additional information on efficacy.

D.   PATENTS AND TRADEMARKS

     The Company considers protection of its technologies by United States and foreign patents to be an important aspect of its business. No assurance can be given, however, as to the validity, efficacy or scope of its patent protection. Should the patents be held invalid, become ineffective against competition or expire prior to the Company's successful development of a market for its products, there may be a material adverse impact on the Company's business. Furthermore, the possibility of patent infringement by third parties cannot be entirely eliminated. In the event of such infringement by third parties, if the Company is not successful in terminating such infringement, the viability of the Company could be severely and adversely affected.

     Conversely, no assurances can be given that the manufacture, use or sale of the Company's products will not infringe the patent rights of others. In the event of infringement or alleged infringement, the Company's ability to market its products could be adversely affected and the viability of the Company could be severely and adversely affected.

     PATENTS -- The Company owns the following thirteen issued United States patents:

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

          7)   U.S. Patent No. 5,185,161
               "Disinfection Method and Composition Therefor"

          8)   U.S. Patent No. 5,252,343
               "Method and Composition for Preventing and Treatment of Bacterial Infections"

          9)   U.S. Patent No. 5,384,134
               "Anti-Inflammatory Formulations for Inflammatory Diseases"

          10)  U.S. Patent No. 5,389,390
               "Process for Removing Bacteria from Poultry and Other Meats"

          11)  U.S. Patent No. 5,597,561
               "Adherent Disinfecting Compositions and Method of Use in Skin Disinfection"

          12)  U.S. Patent No. 5,622,725
               "Wound Disinfection and Repair"

          13)  U.S. Patent No. 5,628,959
               "Composition and Method for Sterilizing Dialyzers"


     Comparable protection has either been obtained or is being sought in selected foreign patent offices.

     One new U.S. patent application was filed during fiscal year 1997. Eight additional U.S. patent applications are pending. Numerous corresponding foreign applications are also pending.

     The Company's original patent, U.S. Patent No. Re. 31,779, expired in the United States on April 18, 1995. That patent was directed to disinfecting a substrate using a lactic acid/sodium chlorite composition.

     PATENT LITIGATION

     ALCIDE V. BABSON BROTHERS. On August 19, 1996, Alcide filed suit against Babson Brothers Company because it believed that Babson Brothers' InterSept-TM-product, which was launched that month, infringed the claims of Alcide's United States Patent No. 4,330,531. Alcide moved for a preliminary injunction. On September 19, 1996, the court granted Alcide's motion for a preliminary injunction, and on June 3, 1997, the court granted Alcide's motion for summary judgment of infringement. The case settled on June 30, 1997, with a cash payment to Alcide and a Consent Agreement whereby Babson Brothers was permanently enjoined for the remaining term of the patent from making and selling the InterSept-TM- product.

     ALCIDE V. EIMERMACHER. Alcide Corporation filed suit against Eimermacher for infringement of Alcide's German Patent No. P 28 17 942.2. On April 17, 1997, the court held that Eimermacher was liable for infringement. The court entered an injunction on May 22, 1997 against further manufacture or sale of the Eimermacher product in Germany for the remaining term of the patent. The case is in the damages stage. The Company expects the court to enter a monetary judgment in favor of Alcide Corporation.

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

     If rights to trademarks selected by the Company were unavailable in a territory, if a Company trademark registration were to become invalid, or if the Company's business name or trademarks were to infringe the rights of another in a territory, there would be an adverse impact on the Company.

     In addition to the Company's mark Alcide-Registered Trademark-, the other Company marks registered in the U.S. are Exspor-Registered Trademark-, LD-Registered Trademark-, UDDERgold-Registered Trademark-, 4XLA-Registered Trademark-, Pre-Gold-Registered Trademark-, DIPPINgold-Registered Trademark-silverQUICK-Registered Trademark- and RenNew-Registered Trademark-.

     These same marks have been registered outside of the U.S. in markets where the Company has determined that there is a commercial opportunity for the appropriate product area. For translation reasons, the mark DIPPINgold-Registered Trademark- has been determined to be more appropriate than UDDERgold and has therefore been registered in a number of foreign countries. The spelling variant DIPPINguld-Registered Trademark- has been registered in Denmark, Norway, Finland and Sweden.

E.   RAW MATERIALS

     Various Alcide products include in their formulations chemical components available from few (and in some cases only one) suppliers. Formulation alternatives exist for each single-sourced material; however, changing formulations could result in higher raw material costs and/or the necessity to obtain regulatory clearance for the modified formulation.

F.   COMPETITION

     The Company competes in substantially all of its markets on the basis of quality and technical innovation. A number of companies have announced their intention to introduce, or are believed to be in the process of developing, a variety of products designed to perform some of the functions of Alcide products. Additionally, there exist in the marketplace products that are known to be competitive with the Company's products.

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

G.   GOVERNMENT REGULATION

     1.   DAIRY INDUSTRY

     The Company's products sold to the dairy industry require registration for sale in a number of international markets. UDDERgold Teat Dip has been registered in Canada, the United Kingdom, Republic of Ireland, Denmark, The Netherlands, Italy, Spain, Portugal, Belgium, New Zealand, Brazil, France and India. The product is legally sold without formal registration in the United States, Greece, Hungary and Mexico. Registrations are pending in Poland, South Africa and Switzerland.

     In West Germany, a New Drug Application for UDDERgold Teat Dip was filed in February, 1989. The application was rejected in March, 1997. Alcide has filed notice of suit in Germany to appeal the decision and has also filed a new registration application. The Company's distributor in The Netherlands is selling product to German customers who buy the product in The Netherlands.

     4XLA Teat Dip has been registered in New Zealand, Canada and Denmark. The product is sold without registration in France, The Netherlands, Belgium, Italy and the United States.

     In the event the Company employs distributors in other countries, registration documents will be filed either directly by the Company or by the specific distributor.

     It is expected that substantially all new products presently under development by Alcide Corporation will require regulatory approval.

     2.   POULTRY PROCESSING ANTIMICROBIALS

     A Food Additive Petition for the Company's antimicrobial intervention for poultry processing plants was submitted to the FDA in September, 1994 and approved by the FDA in April, 1996. The Company is presently conducting commercial plant tests under supervision of the United States Department of Agriculture (USDA) as a necessary step in obtaining the agency's required approval.

     3.   PREOPERATIVE SKIN ANTISEPTIC

     A New Drug Application for the Company's preoperative skin antiseptic was submitted to the FDA in September, 1994. In October, 1995, the FDA requested substantial supplemental testing and additional support for the NDA. Such testing and support was completed in FY 1997 and submitted to the FDA in May, 1997. The product cannot be marketed without FDA approval.

     4.   STERILANTS/DISINFECTANTS

     The Company's line of hard surface sterilants and disinfectants are regulated in the U.S. by the EPA and FDA. Appropriate EPA and FDA approvals for sale and manufacturing have been obtained.

H.   EMPLOYEES

     The corporate office and laboratory staff of 12 employees occupy a 5,461 square foot facility in Redmond, Washington.

     The Company has relationships with, and from time to time engages the services of, university professors and other qualified consultants to assist it in technological research and development.

     The Company is not a party to any collective bargaining agreement and considers its employee relations to be excellent.

I.   ADVERTISING AND PROMOTION

     The Company's advertising and promotion activities consist of cooperative advertising of dairy line products with its distributors and the publication of product, financial and corporate literature.

J.   MANUFACTURING

     All manufacturing of the Company's products is performed by contract manufacturers having appropriate FDA registration approval for such manufacturing. Product release for sale is dependent on quality control testing by Alcide. The Company is not dependent on any one manufacturer. Many qualified manufacturers regularly compete in the contract packaging marketplace.

ITEM 2.   PROPERTIES

     The five-year lease for the Company's Redmond facility provided for a monthly rent of $4,915 through May, 1997 and a monthly rent of $5,188 from June, 1997 through May, 1999. Management believes the space will adequately support the Company's needs for at least the next two years.

ITEM 3.   LEGAL PROCEEDING

     On February 20, 1996, the Company was named as a defendant in a lawsuit filed in United States District Court for the Southern District of New York by Howard Alliger, Old Hill Associates, and other individuals who have rights to receive royalties with respect to certain patents assigned to the Company. The complaint alleges that the Company has not paid the required amount of royalties due the plaintiffs pursuant to Royalty and Consolidation Agreements. The complaint seeks damages for unpaid royalties and unjust enrichment, injunctions, and other relief.

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




                                                   HIGH                LOW

                   COMMON STOCK

                   YEAR ENDED MAY 31, 1996
                   First quarter                 26 1/4              10 1/2
                   Second quarter                33                  16 1/2
                   Third quarter                 29 1/4              19 3/4
                   Fourth quarter                26 1/4              19 1/4

                   YEAR ENDED MAY 31, 1997
                   First quarter                 25 1/4               20 3/4
                   Second Quarter                22 1/4               18 1/2
                   Third Quarter                 25 3/4               18
                   Fourth Quarter                31 1/2               17 3/4


No dividends were declared or paid for these periods.
Prices represent final daily transactions between dealers without retail mark-up, mark-down or commissions, and may not represent actual transactions.
On August 1, 1997, there were approximately 2,083 Common stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA




                             FISCAL YEARS ENDED

                   MAY 31, 1993        MAY 31, 1994        MAY 31, 1995     MAY 31, 1996      MAY 31, 1997
Net sales             $6,471,407       $7,645,350          $9,153,104         $11,145,826         $11,768,504

Net income (Loss)       810,191*        1,066,124           1,663,213           2,325,062           2,881,295

Net income (Loss)
 per Common Share           .29*              .40                 .60                 .82                1.04
Total assets          10,305,486       10,347,770          11,910,992          13,768,614          15,113,672

Long term debt               ---              ---                 ---                 ---                 ---
Redeemable Preferred
Stock                  3,771,682          272,736             261,022             249,380             233,105


     *Restated to reflect adoption of SFAS 109 on a retroactive basis to May 31, 1991.


                SELECTED QUARTERLY FINANCIAL DATA FOR THE YEARS ENDED
                            MAY 31, 1996 AND MAY 31, 1997


                    Net Sales  Gross Profit  Net Income   Net Income per Share
Year Ended
May 31, 1996
1st Quarter       $ 2,608,746  $ 1,707,445  $  504,139         $.18
2nd Quarter         2,980,208    2,015,435     599,958          .21
3rd Quarter         3,044,506    1,975,454     653,951          .23
4th Quarter         2,512,366    1,709,535     567,014          .20
                  -----------   ----------  ----------         ----
Total for Year    $11,145,826   $7,407,869  $2,325,062         $.82
                  -----------   ----------  ----------         ----
                  -----------   ----------  ----------         ----


Year Ended
May 31, 1997
1st Quarter        $2,042,222   $1,419,797    $376,296         $.13
2nd Quarter         2,744,874    1,850,961     601,724          .22
3rd Quarter         2,963,436    1,856,327     707,544          .25
4th Quarter         4.017,972    2,787,544   1,195,731          .43
                  -----------   ----------  ----------         ----
Total for Year    $11,768,504   $7,914,629  $2,881,295        $1.04
                  -----------   ----------  ----------         ----
                  -----------   ----------  ----------         ----

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FISCAL YEAR 1997 AS COMPARED WITH 1996

     The Company's net sales in fiscal year 1997 were $11,768,504, an increase of 6% from the previous fiscal year's $11,145,826. During the fiscal year, ABS Global, Inc. reduced its inventory of Alcide products by an estimated $800,000. This sales reduction was offset by sales of $273,792 to IBA, Inc., which began distributing Alcide udder care products in February, 1997, and by a Novus International, Inc's. $1 million purchase of Alcide poultry antimicrobial inventory and equipment, concurrent with the May 21, 1997 distribution agreement.

     Interest and nonoperating income for the fiscal year 1997 was $553,846, an increase of 74% from the prior year's $318,677. The increase reflects the impact of higher investible liquid assets and a $100,000 payment to Alcide by Novus on February 6, 1997 to secure negotiating rights for a distribution agreement.

     Cost of goods sold was $3,853,875 in fiscal year 1997, or 33% of sales, as compared to $3,737,957 in fiscal year 1996, or 34% of sales. The lower cost of goods as a percentage of sales reflects the impact of the sale to Novus.

   ROYALTY OBLIGATIONS

     The Company has an ongoing obligation pursuant to certain royalty and consolidation agreements to pay patent holders, some of whom were early investors in the Company, a royalty of 50% of its license revenues and 8% of its net cash sales of products subject to such agreements. In fiscal 1997, net sales of $4,248,923 were covered by the royalty and consolidation agreements.

     The Company anticipates paying a royalty of 8% of the net cash sales of its products to the extent they are subject to royalty payments, which payments will increase the Company's costs by such amount. The Company believes that it has the ability to provide for these payments in the selling prices of its products.

     On February 20, 1996, the Company was named as a defendant in a lawsuit filed in United States District Court for the Southern District of New York by Howard Alliger, Old Hill Associates, and other individuals who have rights to receive royalties with respect to certain patents assigned to the Company. The complaint alleges that the Company has not paid the required amount of royalties due the plaintiffs pursuant to Royalty and Consolidation Agreements. The complaint seeks damages for unpaid royalties and unjust enrichment, injunctions, and other relief.

     Alcide management believes that the Company has properly paid royalties on products subject to such payment, and has established a reserve as of May 31, 1997, of $87,000 for the purpose of defending its position in this legal dispute. (See Notes to Financial Statements.)

   RESEARCH AND DEVELOPMENT

     Research and development expenses in fiscal year 1997 were $1,546,285, as compared to $1,176,563 in fiscal year 1996, an increase of 31%. The increase resulted primarily from fees paid to third parties for clinical testing and outside laboratory testing related to the Company's new product development program and expenses related to commercial plant testing of Sanova, the Company's new poultry processing antimicrobial. All research and development expenditures were funded by the Company in both fiscal years 1996 and 1997.

   SELLING AND ADMINISTRATIVE EXPENSE

     Selling and administrative expenses were $2,026,284 in fiscal year 1997, as compared with $2,070,570 in fiscal year 1996, a decrease of 2%.

   INCOME TAXES

     The Company had available carry forward losses aggregating approximately $1,861,462 at May 31, 1997 and which expire during the years 2000 to 2008. At the present pace of operations, it is likely that the carry forward losses will be exhausted in FY 1998.

   NET INCOME

     Net Income for fiscal 1997 was $2,881,295, an increase of $556,233 or 24% over the previous fiscal year. The increase was achieved as a result of the net sales increase and interest and non-operating income increases noted above, offset by cost of goods and expense increases.

   LIQUIDITY

     The Company's cash, cash equivalents and short-term investments, and U.S. Government securities totaled $9,910,674 at May 31, 1997, an increase of $2,402,237 over the previous fiscal year. The increase was generated from operations, primarily offset by a $977,580 investment in the repurchase of Alcide Common Stock.

     The Company anticipates that income during fiscal year 1998 will be adequate to sustain the Company and that its cash resources will enable it to meet its operating requirements and support capital expenditures in the ensuing fiscal year.

   ACCOUNTS RECEIVABLE

     The Company sells its products to customers and distributors on terms typical of the industry. Sales to U.S. customers are 30-day terms. Sales to international distributors are 60-day terms. During 1995, 90 day terms were offered to ABS, the Company's largest distributor, in exchange for a finance charge equal to 2% of invoice amounts. In FY 1997, Alcide recorded finance fee revenue of $156,145. At May 31, 1997, ABS receivables over 30 days accounted for $929,903 of accounts receivable.

   LEASES AND CAPITAL EXPENDITURES

     The Company's office and laboratory space is leased under operating leases from unaffiliated lessors. During fiscal 1997, the Company spent $7,354 on purchases of fixed assets. Planned capital expenditures for fiscal year 1998 are expected to be less than $100,000.


FISCAL YEAR 1996 AS COMPARED WITH 1995


     The Company's net sales in fiscal year 1996 were $ 11,145,826, an increase of 22% from the previous fiscal year's $9,153,104. The increase in fiscal year 1996 was due primarily to an 18% increase in dairy line product sales, which products include: UDDERgold Plus and UDDERgold Germicidal Barrier Teat Dip, silverQUICK Udder Wash, 4XLA Pre- and Post-Milking Teat Dip and Pre-Gold Germicidal Pre-Milking Teat Dip. Exports accounted for 29% or $3,282,180 of net sales, as compared with 30% or $2,784,474 in fiscal year 1995.

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

   LIQUIDITY

     The Company's cash, cash equivalents and short-term investments, and U.S. Government securities totaled $7,508,437 at May 31, 1996, an increase of $2,639,759 over the previous fiscal year. The increase was generated from operations, primarily offset by a $772,713 investment in the repurchase of Alcide Common Stock.

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

     Reference is made to pages 13 and 24 through 35 of Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There have been no disagreements on accounting and financial disclosures with Arthur Andersen LLP with regard to the financial statements for fiscal 1997, 1996 and 1995. The principal accountants' reports on financial statements of the Company for the past year did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty of audit scope or accounting principles.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Pursuant to the Company's by-laws, Directors are elected to a one-year term of office by the shareholders of the Company at its Annual Meeting.

     Information regarding the Directors and Executive Officers of the Company as of May 31, 1997 is listed in the following table:



                                      POSITIONS WITH THE COMPANY AND PRINCIPAL OCCUPATION OR       DIRECTOR OR EXECUTIVE OFFICER
Name                         Age      EMPLOYMENT DURING THE PAST FIVE YEARS                        SINCE

Thomas L. Kempner            70       Director and Chairman of the Board of the Company; Chairman               1983
                                      and Chief  Executive Officer of Loeb Partners Corporation,
                                      a private investment banking firm, since 1979.   Presently
                                      serves on the Boards of  Directors of  Energy Research
                                      Corporation; IGENE Biotechnology, Inc.; Roper Starch
                                      Worldwide, Inc.; Intermagnetics General; Northwest
                                      Airlines, Inc.; and CCC Information Services Group, Inc.

Kenneth N. May               66       Director of the Company; Retired in August, 1989 as                       1995
                                      Chairman, Chief Executive Officer and a director of Holly
                                      Farms Foods, Inc., completing 19 years with that company.
                                      Previously held positions as Professor of Poultry Science
                                      at Mississippi State University and the University of
                                      Georgia.  Consultant for and director of Hudson Foods,
                                      Inc.; technical advisor and consultant to the National
                                      Broiler Council on food safety matters.  Serves on the
                                      Board of Directors of Embrex, Inc.  Dr. May has been active in the Poultry Science Association and the National Broiler
                                      Council, and has served on various committees for the USDA.

John P. Richards             55       Executive Vice President, Chief Financial Officer of the                  1991
                                      Company; President of Tartan Marine Company from June 1983 to November 1990.  Previously held various financial and
                                      operational management positions at Abbott Laboratories
                                      from 1968 to 1983.




Joseph A. Sasenick           57       Director of the Company; President and Chief Executive                    1991
                                      Officer of the Company since February 1992; President and
                                      Chief Operating Officer of the Company from February 1991
                                      to February 1992.  Presently serves as Chairman of the
                                      Washington Biotechnology and Biomedical Association.
                                      Previously held top management positions at Abbott
                                      Laboratories  and The Gillette Company.

William G. Spears            59       Director of the Company; Chairman of the Board of Spears,                 1989
                                      Benzak, Salomon & Farrell, an investment advisory
                                      subsidiary of KeyCorp. since 1994.  Presently serves on the
                                      Board of Directors of United HealthCare Corp.  Chairman,
                                      HealthCare Chaplaincy Board of Trustees and Vice Chairman
                                      of Quinnipiac College Board of Trustees.

Aaron Stern                  72       Director of the Company; Chairman of the Board and Chief                  1989
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


ITEM 11. EXECUTIVE COMPENSATION

    This information is incorporated by reference from the Section captioned "Executive Compensation" contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This information is incorporated by reference from the Section captioned "Share Ownership by Directors, Executive Officers and Certain Beneficial Owners" contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This information is incorporated by reference from the Section captioned "Certain Transactions" contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

              (a)  Documents filed with Report:

                   1.   FINANCIAL STATEMENTS

                        Independent Auditors' Report.
                        Balance Sheets as of May 31, 1996 and May 31, 1997. Statements of Operations for each of the years ended May 31, 1995, May 31, 1996 and May 31, 1997.
                        Statements of Changes in Shareholders' Equity for each of the years ended May 31, 1995, May 31, 1996 and May 31, 1997.
                        Statements of Cash Flows for each of the years ended May 31, 1995, May 31, 1996 and May 31, 1997.

                   2.   FINANCIAL STATEMENT SCHEDULE

                        Notes to Financial Statements
                        Selected Quarterly Financial Data for the Years Ended May 31, 1996 and May 31, 1997, on Page 13.

                   3.   EXHIBITS

                        See Index to Exhibits on Page 22.

              (b)  Reports on Form 8-K.

                        On May 30, 1997, the Company filed Form 8-K,
                        Distributor Agreement by and between Alcide Corporation and Novus International, Inc., dated May 21, 1997.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ALCIDE CORPORATION
                             (Registrant)

                             By s/JOSEPH A. SASENICK
                                -------------------------------------
                             Joseph A. Sasenick, President
                             Chief Executive Officer

                             By s/JOHN P. RICHARDS
                                -------------------------------------
                             John P. Richards, Executive Vice President
                             Chief Financial Officer (Principal Accounting Officer)

Date:  July 15, 1997
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:





s/THOMAS L. KEMPNER                    Director                 July 15, 1997
---------------------------------
Thomas L. Kempner




s/KENNETH N. MAY                       Director                 July 15, 1997
---------------------------------
Kenneth N. May




s/JOSEPH A. SASENICK                   Director, President,     July 15, 1997
---------------------------------      Chief Executive Officer
Joseph A. Sasenick




s/WILLIAM G. SPEARS                    Director                 July 15, 1997
---------------------------------
William G. Spears




s/AARON STERN                           Director                July 15, 1997
---------------------------------
Aaron Stern

INDEX TO EXHIBITS

EXHIBIT NO.

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

10.20 Distributor Agreement by and between the Company and ABS Global, Inc., dated October 30, 1996, covering the United States (previously filed as an exhibit to Form 10-Q of the Registrant for the quarter ended
         November 30, 1996, and incorporated herein by reference).

10.21 Distributor Agreement by and between the Company and ABS Global, Inc., dated October 30, 1996, covering several international markets
         (previously filed as an exhibit to Form 10-Q of the Registrant for the quarter ended November 30, 1996, and incorporated herein by reference).

10.22    Distributor Agreement by and between the Company and IBA Inc., dated
         February 7, 1997, covering territories in the United States
         (previously filed as an exhibit to Form 10-Q of the Registrant for the quarter ended February 28, 1997, and incorporated herein by reference).

10.23    Distributor Agreement by and between the Company and Novus
         International, Inc., dated May 21, 1997 (previously filed on Form 8-K on May 30, 1997, and incorporated herein by reference).

11.0     Computation of Earnings Per Share of Common Stock of the Company.

23.1     Consent of Independent Public Accountants.

                                 ARTHUR ANDERSEN LLP

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Alcide Corporation:

We have audited the accompanying balance sheets of Alcide Corporation (a Delaware corporation) as of May 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Alcide Corporation as of May 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years then ended in conformity with generally accepted accounting principles.



                                            /s/ Arthur Andersen LLP



Seattle, Washington,
  July 1, 1997

                          ALCIDE CORPORATION BALANCE SHEETS

                                                             May 31,
                                                  --------------------------

                                                       1996            1997
                                                       ----            ----
ASSETS:
  Current assets:
       Cash and cash equivalents                   $ 5,365,895   $ 6,723,154
       Short term investments                        1,032,634     2,086,900
       Accounts receivable - trade                   2,585,427     2,498,981
       Inventory                                       928,500     1,115,627
       Prepaid expenses and other current assets       125,547       285,971
                                                    ----------    ----------
              Total current assets                  10,038,003    12,710,633
                                                    ----------    ----------

  Equipment and leasehold improvements:
       Office equipment                                 92,656       100,010
       Laboratory and manufacturing equipment          132,404       132,404
       Leasehold improvements                           56,152        56,152
  Less:  Accumulated depreciation and amortization     (86,582)     (143,604)
                                                    ----------    ----------

  Total equipment and leasehold improvements, net      194,630       144,962
                                                    ----------    ----------

  Deferred income tax asset                          2,421,191     1,090,229
                                                    ----------    ----------

  Other assets                                       1,114,790     1,167,848
                                                    ----------    ----------

TOTAL ASSETS                                       $13,768,614   $15,113,672
                                                    ----------    ----------
                                                    ----------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
       Accounts payable                               $374,440      $329,808
       Accrued expenses and taxes payable            1,083,840       493,046
                                                    ----------    ----------

              Total liabilities                      1,458,280       822,854
                                                    ----------    ----------

  COMMITMENTS AND CONTINGENCIES

  Redeemable Class B Preferred Stock -
  noncumulative convertible $.01 par value;
       authorized 10,000,000 shares
       issued and outstanding:
       May 31, 1996 -   95,002
       May 31, 1997 -   88,802                         249,380       233,105
                                                    ----------    ----------

  Shareholders' equity:
  Class A Preferred Stock - no par value
       authorized 1,000 shares; issued and
       outstanding 1,000 shares                        135,307       135,307
  Common Stock $.01 par value;
       authorized 100,000,000 shares;
       issued and outstanding:
       May 31, 1996 - 2,791,538
       May 31, 1997 - 2,799,408                         27,915        27,994
  Treasury stock at cost                            (2,213,845)   (3,191,425)
  Additional paid-in capital                        18,209,412    18,302,377
  Accumulated Deficit                               (4,097,835)   (1,216,540)
                                                    ----------    ----------

       Total Shareholders' Equity                   12,060,954    14,057,713
                                                    ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $13,768,614   $15,113,672
                                                    ----------    ----------
                                                    ----------    ----------

See notes to financial statements.

                                  ALCIDE CORPORATION
                               STATEMENTS OF OPERATIONS

                                                              FOR THE YEARS ENDED MAY 31,
                                                              ---------------------------

                                                         1995            1996           1997
                                                         ----            ----           ----

NET SALES                                             $9,153,104    $11,145,826    $11,768,504
                                                      ----------    -----------    -----------

EXPENDITURES:
            Cost of goods sold                         3,127,529      3,737,957      3,853,875
            Royalty expense                              697,531        807,940        437,877
            Research and development expense             959,158      1,176,563      1,546,285
            Depreciation and amortization                 30,390         49,454         57,022
            Consulting expense to related parties         60,000         96,150         96,014
            Other selling, general/administrative      1,935,760      2,070,570      2,026,284
            Relocation expense                            73,355            ---            ---
                                                      ----------    -----------    -----------

                                                       6,883,723      7,938,634      8,017,357
                                                      ----------    -----------    -----------

Operating income                                       2,269,381      3,207,192      3,751,147

Interest income                                          227,841        294,881        427,316
Other income                                              46,339        23,796         126,530
                                                      ----------    -----------    -----------

Income before provision for income taxes               2,543,561      3,525,869      4,304,993
Provision for income taxes                               880,348      1,200,807      1,423,698
                                                      ----------    -----------    -----------

Net income                                           $ 1,663,213    $ 2,325,062     $2,881,295
                                                      ----------    -----------    -----------
                                                      ----------    -----------    -----------

Net income per common share                          $      0.60    $      0.82        $  1.04
                                                      ----------    -----------    -----------
                                                      ----------    -----------    -----------
Weighted average common shares &
 common share equivalents                              2,765,962      2,832,088      2,783,064
                                                      ----------    -----------    -----------
                                                      ----------    -----------    -----------


See notes to financial statements.

                                  ALCIDE CORPORATION
                    STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                           CLASS "A"                                     ADDITIONAL
                                                        PREFERRED STOCK              COMMON STOCK          PAID IN
                                                                                                            CAPITAL
-----------------------------------------------------------------------------------------------------------------------------
                                                   SHARES         AMOUNT       SHARES           AMOUNT
-----------------------------------------------------------------------------------------------------------------------------
Balance May 31, 1994                                1,000       $135,307      2,766,721        $27,667    $18,158,618
Accretion of Series 1 Redemption Value                                                                           (167)
Exercise of Stock Options                                                           412              4             (4)
Purchase Treasury Stock
Exchange of Series 1 for Common Stock
and Series 2 Stock                                                               20,705            207          5,952
Net Income
-----------------------------------------------------------------------------------------------------------------------------
Balance May 31, 1995                                 1000       $135,307      2,787,838        $27,878    $18,164,399
Exercise of Stock Options                                                         3,700             37         26,013
Purchase Treasury Stock
Tax Benefit from Exercise of Non-Qualified
Stock Options                                                                                                  19,000
Net Income
-----------------------------------------------------------------------------------------------------------------------------
Balance May 31, 1996                                1,000       $135,307      2,791,538        $27,915    $18,209,412
Exercise of Stock Options                                                         7,870             79         69,965
Purchase Treasury Stock
Tax Benefit from Exercise of Non-Qualified
Stock Options                                                                                                  23,000
Net Income
-----------------------------------------------------------------------------------------------------------------------------
Balance May 31, 1997                                1,000       $135,307      2,799,408        $27,994    $18,302,377
                                                    -----       --------      ---------        -------    -----------
                                                    -----       --------      ---------        -------    -----------




                                                                                                TOTAL
                                                     COMMON TREASURY STOCK    ACCUMULATED  SHAREHOLDERS'
                                                                                DEFICIT        EQUITY
-----------------------------------------------------------------------------------------------------------
                                                   SHARES       AMOUNT
-----------------------------------------------------------------------------------------------------------
Balance May 31, 1994                              (97,280)   ($1,002,391)   ($8,086,110)    $9,233,091
Accretion of Series 1 Redemption Value                                                            (167)
Exercise of Stock Options                                                                         ----
Purchase Treasury Stock                           (56,100)      (438,741)                     (438,741)
Exchange of Series 1 for Common Stock
and Series 2 Stock                                                                               6,159
Net Income                                                                    1,663,213      1,663,213
-----------------------------------------------------------------------------------------------------------
Balance May 31, 1995                             (153,380)   ($1,441,132)   ($6,422,897)   $10,463,555
Exercise of Stock Options                                                                       26,050
Purchase Treasury Stock                           (38,957)      (772,713)                     (772,713)
Tax Benefit from Exercise of Non-Qualified
Stock Options                                                                                   19,000
Net Income                                                                    2,325,062      2,325,062
-----------------------------------------------------------------------------------------------------------
Balance May 31, 1996                             (192,337)   ($2,213,845)   ($4,097,835)   $12,060,954
Exercise of Stock Options                                                                       70,044
Purchase Treasury Stock                           (48,382)      (977,580)                     (977,580)
Tax Benefit from Exercise of Non-Qualified
Stock Options                                                                                   23,000
Net Income                                                                    2,881,295      2,881,295
-----------------------------------------------------------------------------------------------------------
Balance May 31, 1997                             (240,719)   ($3,191,425)   ($1,216,540)   $14,057,713
                                                  -------     ----------     ----------    -----------
                                                  -------     ----------     ----------    -----------


See notes to financial statements.

                     ALCIDE CORPORATION STATEMENTS OF CASH FLOWS


                                                                 1995           1996           1997
                                                                 ----           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $1,663,213     $2,325,062     $2,881,295
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                              30,390         49,454         57,022
    Common Stock issued to directors, consultant and
         the employee stock ownership plan                        ---         62,003         52,000
    Loss on sales of equipment                                  5,265            ---            ---
    Deferred income tax                                       822,940      1,103,218      1,330,962


    Decrease (increase) in assets:
         Inventory                                           (281,984)      (366,303)      (187,127)
         Accounts receivable - trade                       (1,588,883)        (1,522)        86,446
         Prepaid expenses and other current assets             34,042         55,163       (137,424)
         Other assets                                           5,456         10,273        (53,058)
    Increase (decrease) in liabilities:
         Accounts payable                                     147,586         (4,758)       (44,632)
         Accrued expenses and taxes payable                   196,886        276,623       (590,794)
                                                           ----------     ----------     ----------

  Net cash provided by operating activities                 1,034,911      3,509,213      3,394,690
                                                           ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of investments                               (1,993,958)    (1,048,745)    (2,104,266)
  Redemption of investments                                 1,000,000      1,000,000      1,050,000
  Acquisition of equipment                                   (212,265)       (44,422)        (7,354)
                                                           ----------     ----------     ----------

  Net cash provided by (used in) investing activities      (1,206,223)       (93,167)    (1,061,620)
                                                           ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of Alcide Common and redemption of Class B
  Preferred Stock                                            (444,463)      (846,358)    (1,045,855)
  Stock Options exercised                                         ---         26,050         70,044
                                                           ----------     ----------     ----------
Net cash (used in) financing activities                      (444,463)      (820,308)      (975,811)
                                                           ----------     ----------     ----------

Net increase (decrease) in cash and cash equivalents         (615,775)     2,595,738      1,357,259
Cash and cash equivalents at beginning of year              3,385,932      2,770,157      5,365,895
                                                           ----------     ----------     ----------

Cash and cash equivalents at end of year                   $2,770,157     $5,365,895     $6,723,154
                                                           ----------     ----------     ----------
                                                           ----------     ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                          ---            ---            ---
  Cash paid during the year for income taxes                  $29,000        $87,000        $41,000

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accretion of Series 1 redemption value                        $167             ---            ---



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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    a. Revenue Recognition: Sales to Novus International, Inc. are recorded at the greater of minimum payments set forth in the contract or actual products shipped. All other sales are recorded at the time of shipment to end users or to distributors who take title to products at the time of shipment. One distributor accounted for $6,584,970 or 72% of net sales and $7,905,048 or 71% of net sales and $6,891,749 or 59% in the years ended May 31, 1995, May 31, 1996 and May 31, 1997, respectively. Accounts receivable due from this customer were $1,879,670 at May 31, 1996 and $1,646,162 at May 31, 1997. Export sales were $2,784,474 or 30% of net sales in 1995 and $3,282,180 or 29% of net sales in 1996 and $3,617,382 or 31% of net sales in 1997. All such direct export sales transactions occurred in the United States for ultimate distribution predominantly in Europe.

    The Company provides a limited warranty to distributors of its products which limits the Company's obligation to replacement of defective product. Such returns for replacements have for the past several years been less than .1% of net sales.

    b. Cash and cash equivalents consist of short-term interest-bearing instruments, primarily money market accounts with maturities of three months or less. These investments are carried at cost which approximates market.

    c. Royalties: Provisions in royalty agreements provide for the payment of 8% of net cash sales of applicable products.

    d. Litigation Expense: The expected costs to defend the Company in law suits filed against it are recorded in the period in which the Company becomes aware of the action.

    e. Depreciation and Amortization: Office, laboratory and manufacturing equipment is being depreciated over the five-year estimated useful life of the assets by the straight-line method.

    Leasehold improvements are being amortized over the lives of leases by the straight-line method.

    f. Income Taxes: The Company accounts for income taxes using the liability method. Under this method, the Company computes deferred income taxes based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

    g. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    h. Earnings per Share: Earnings per share for the 1995, 1996 and 1997 fiscal years were based upon the weighted average number of shares outstanding during each of the periods, plus the effect of Common Stock equivalents from stock options.

3.  INVESTMENTS:

    The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," effective June 1, 1994. Under SFAS 115, debt securities that the Company has both the intent and ability to hold to maturity are classified as "held-to-maturity" and are carried at amortized cost. Information regarding securities held at May 31, 1997, is as follows:

        INVESTMENT CLASSIFICATION       AMORTIZED COST          FAIR VALUE
        -------------------------       --------------          ----------

            Held-to-maturity:
                 Current                    $2,086,900          $2,098,013
                Long Term                    1,100,620           1,102,750
                                            ----------          ----------
                                            $3,187,520          $3,200,763
                                            ----------          ----------
                                            ----------          ----------

        INVESTMENT CLASSIFICATION     GROSS UNREALIZED            MATURITY
        -------------------------     ----------------            --------

                                  Gains            Losses

           Held-to-maturity    $ 13,243            $  -0-        1-2 years

    Investments consist entirely of debt obligations of the United States.

4.  INVENTORY:

    Inventory is recorded at the lower of cost or market on a first-in, first-out basis, as follows:


                                     May 31, 1996        May 31, 1997
                                     ------------        ------------

         Raw Materials                   $808,345            $973,907
         Finished Products               $120,155            $141,720
         Total                           $928,500          $1,115,627
                                         --------          ----------
                                         --------          ----------

5.  ACCRUED EXPENSES:

    At May 31, accrued expenses were comprised of the following:

                                                          1996           1997
                                                          ----           ----

    Accrued royalties                                  $87,670       $108,549
    Accrued employee salaries, incentive
    and benefits                                       296,170        267,228
    Reserve for defending against potential
    royalty claim                                      659,000         87,000
    Other accrued expenses                              41,000         30,269
                                                     ---------      ---------
                                                    $1,083,840       $493,046
                                                     ---------      ---------
                                                     ---------      ---------

6.  COMMITMENTS AND CONTINGENCIES:

    a.  Leases:

    Effective July, 1994, the Company occupied office and laboratory space in Redmond, Washington under a five-year noncancellable lease expiring May 31, 1999. Insurance, utilities and maintenance expenses are borne by the Company.

    There are no contingent rentals or sublease rentals.

    The annual lease commitments for the Redmond, Washington facility are $62,256 in fiscal year 1998 and fiscal year 1999.

    b.  Employment Agreements:

    Two officers have employment agreements, which combined obligate the Company to salaries of $330,000 per year. Bonus compensation of 100% of base pay can be earned.

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

    The Company has denied any wrongdoing in connection with the matters that have been alleged and intends to defend the lawsuit vigorously. The Company has included in royalty expense in the accompanying income statement $292,800 in FY 1995, $514,977 in FY 1996, and $85,497 in FY 1997,
    to establish a reserve for the purpose of defending its position in this legal dispute. During fiscal 1997, the Company incurred legal fees of $657,497 related to extensive discovery and legal research in connection with the dispute and to defend its position in this lawsuit. Such costs were charged against a reserve established in prior periods. It is believed that the Company has completed substantially all discovery work in connection with the dispute (see Note 5).

    Royalty payments earned by patent holders for the fiscal years ended May 31, 1995, 1996, and 1997 were $369,208, $305,167 and $352,380 respectively.

    d.  Distribution Agreements:

    The Company has entered into agreements with each of its distributors of products sold to the dairy industry. Such agreements describe the territories covered, product pricing, and expected product purchases during the term of the agreement. Each such agreement has been filed with the SEC and is incorporated herein by reference.

    The Company has entered into an agreement with Novus International, Inc. for Sanova-TM-, its poultry processing antimicrobial. The agreement grants worldwide rights to Novus for antimicrobials sold to the poultry processing industry and also grants negotiating rights to Novus for other food processing industries.

7.  INCOME TAXES:

    A summary of the provision for income taxes follows:

                                FY 1995        FY 1996        FY 1997
                                -------        -------        -------

         Current
            Federal             $51,998        $97,589        $93,166
            State and local       1,068            ---            ---
                               --------     ----------     ----------
                                $53,066        $97,589        $93,166

         Deferred
            Federal            $827,282     $1,103,218     $1,330,532
                               --------     ----------     ----------
                               $880,348     $1,200,807     $1,423,698
                               --------     ----------     ----------
                               --------     ----------     ----------

    A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

                                                  FY 1995   FY 1996   FY 1997
                                                  -------   -------   -------

         Statutory federal income tax rate          34.0%     34.0%     34.0%
         Other                                       0.6%      0.1%     (0.9%)
                                                    -----     -----     -----
         Effective income tax rate                  34.6%     34.1%     33.1%
                                                    -----     -----     -----
                                                    -----     -----     -----

    At May 31, 1996 and May 31, 1997, the deferred tax assets were comprised of the following:

                                                       1996           1997
                                                       ----           ----

         Operating loss carry forward            $1,883,353       $632,897
         Temporary Differences                      239,807          1,188
         Credits carry forward                      110,509        194,837
         Alt. Minimum tax carry forward             187,522        261,307
                                                 ----------     ----------
         Total deferred tax asset                $2,421,191     $1,090,229
                                                 ----------     ----------
                                                 ----------     ----------

    The temporary differences result primarily from reserves recorded in the financial statements which will be deductible for tax reporting when paid. The Company had available carry forward losses aggregating $1,861,462 at May 31, 1997 and which expire during the years 2000 to 2008. The Company anticipates that the carry forward losses will be utilized in FY 1998.

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

    c.  Redeemable Class B Preferred Stock - Series 1 and 2.

    On September 30, 1994, the Company issued to holders of any outstanding Series 1 Stock, in a recapitalization, one share of Class B Stock to be designated as Series 2 Redeemable Preferred Stock ("Series 2 Stock") and
    0.2 share of Common Stock. Commencing on September 30, 1994, the Company created a sinking fund to be funded, on that day and on the 30th day of September of each year thereafter, at a rate equal to 0.7% of the Company's prior fiscal year's net income, if any, at $2.625 per share plus declared and unpaid dividends in any amount equal to the sinking fund payment. The Company was required to redeem 6,200 shares of Series 2 Stock on September 30, 1996, for $16,275. Based on fiscal 1997 net income, the Company will redeem 7,683 shares of Series 2 stock for $20,169 on September 30, 1997. The Company may redeem any or all of the issued and outstanding Series 2 Stock at its option, at any time, at the redemption price of $2.625 per share.

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

    The Stock Option Plan for Nonemployee Directors was approved by the shareholders at the Company's October 15, 1996 annual meeting. Options granted under the Plan are granted with an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant.

    Options are exercisable within 10 years from the date the option was granted. Options outstanding were granted at the market price or higher on the date of grant and will expire during the period July 2000 through June 2007. The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25 ("APB 25"), under which no compensation cost has been recognized. In 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective for years beginning after May 31, 1996. The Company has continued to measure compensation cost for employee stock compensation plans under the guidelines of APB 25, as allowed by SFAS 123.

    The status of the plan is as follows:


                                               FY 1995                     FY 1996                        FY 1997
                                               -------                     -------                        -------

                                         No. of  Weighted Avg.      No. of   Weighted Avg         No. of   Weighted Avg
                                         ------  -------------      ------   ------------         ------   ------------
                                         Shares        Share $      Shares        Share $         Shares        Share $
                                         ------        -------      ------        -------         ------        -------

    Outstanding at beginning of year    281,210          $7.66     302,756          $7.55        335,556          $8.90
    Granted                              30,000           8.63      39,750          20.58         17,602          22.01
    Exercised                            (1,000)          5.00      (3,700)          7.04         (7,870)          8.90
    Canceled                             (7,454)         16.39      (3,250)         28.35         (3,000)         42.03
                                        -------          -----     -------          -----        -------          -----
    Outstanding at end of year          302,756          $7.55     335,556          $8.90        342,288          $9.28
                                        -------          -----     -------          -----        -------          -----
                                        -------          -----     -------          -----        -------          -----

    Exercisable at end of year          254,925          $7.47     275,225          $7.31        286,338          $7.44
                                        -------          -----     -------          -----        -------          -----
                                        -------          -----     -------          -----        -------          -----


    Information relating to stock options outstanding and stock options exercisable at May 31, 1997 is as follows:


    Range of Exercise Prices                  Options Outstanding                              Options Exercisable
    ------------------------     ------------------------------------------                ----------------------------

                        No. of Shares  Weighted Avg. Life   Weighted Avg. $/Sh.       No. of Shares      Wtd. Avg.$/Sh.
                        -------------  ------------------   -------------------       -------------      --------------

    $4.10 - $7.75             211,469                3.93                 $6.08             209,269               $6.07
    $8.63 - $11.63             76,787                6.16                  9.79              65,787                9.49
    $19.75 - $25.00            54,032                8.55                 21.09              11,282               20.96
                              -------                ----                 -----             -------               -----
                              342,288                5.16                 $9.28             286,338               $7.44
                              -------                ----                 -----             -------               -----
                              -------                ----                 -----             -------               -----



    Had compensation cost for these stock option plans been determined in accordance with SFAS 123, the Company's "Net income" and "Net income per common share" would have decreased to the following pro forma amounts for the years ended May 31, 1996 and 1997:

                                                       FY 1996        FY 1997
                                                       -------        -------

       Net Income                      As reported  $2,325,062     $2,881,295
                                       Pro forma    $2,254,515     $2,780,416
       Net Income per common share     As reported        $.82          $1.04
                                       Pro forma          $.80          $1.00


    Because the SFAS 123 method of accounting has not been applied to stock options granted before January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    The fair value of each stock option granted is valued on the date of grant using the Black-Scholes option pricing model. The weighted average grant-date fair value of stock options granted during 1997 was $14.05 per share using the assumptions of expected volatility of 51%, expected option lives of 7.5 years and a risk-free rate of interest of 6.7%. During 1996, the weighted average grant-date fair value of stock options granted was $12.86 per share using the assumptions of expected volatility of 51%, expected option lives of 7.5 years and a risk-free rate of interest of 6.0%.

10. RELATED PARTY TRANSACTIONS:

    a.  Consulting Agreements

    Loeb Partners Corporation. During the fiscal year ended May 31, 1997, the Company paid Loeb Partners Corporation $60,000 in cash for executive and management services provided by Mr. Kempner and Mr. Mintz. Mr. Kempner holds approximately 51% of the voting equity of Loeb Holding Corporation, of which Loeb Partners Corporation is a 100% wholly-owned operating subsidiary.

    Kenneth N. May. During the fiscal year ended May 31, 1997, the Company paid Dr. Kenneth N. May 516 shares of Alcide Common stock having an aggregate purchase price of $12,014 plus $24,000 cash for consulting services in the field of pathogen control on poultry and other food products.

    b.  Royalty and Consolidation Agreement

    The Company has an ongoing obligation pursuant to certain royalty and consolidation agreements to pay to patent holders, some of whom were founders of and early investors in the Company, a royalty of 50% of its license revenues and 8% of its net sales of its covered manufactured products subject to said agreements. As the Company does not presently anticipate entering into sublicense agreements for products requiring royalty payment, its obligation to pay a royalty of 50% of its license revenues should have no material impact on the financial condition of the Company. The Company does anticipate paying a royalty of 8% of the net sales of its products to the extent they are subject to royalty payments, which payments will increase the Company's costs by such amount. Payments have aggregated $3,241,055 since 1983. During fiscal years 1997 and 1996, the amounts indicated below were paid to the following individuals and entities, certain of whose principals were members of the Board: Loeb Investors Co. V., $22,114 and $19,543; Loeb Investors Co. VIII, $873 and $772, respectively.

    Thomas L. Kempner is the managing partner of both Loeb Investors Co. V and Loeb Investors Co. VIII.

11. EMPLOYEE STOCK OWNERSHIP PLAN:

    The Company has an employee stock ownership plan (the Plan). Employees who are at least age 21 and have completed one year of service are eligible to participate. The Company may make discretionary contributions to the Plan. The Company's contributions for fiscal years 1997, 1996 and 1995 were approximately $60,500, $62,000, and $38,000, respectively.

12. NEW ACCOUNTING PRONOUNCEMENTS


    In February, 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), which is effective for periods beginning after December 15, 1997. SFAS 128 establishes new standards for computing and presenting earnings per share (EPS). Companies will now report basic EPS and diluted EPS compared to primary and fully diluted EPS, which were previously reported. Under the new standard, the Company's basic EPS for the year ended May 31, 1997, would be $1.12, and the diluted EPS would be $1.04.