Form 10-Q
period 1997-08-31
ALCIDE CORP
filed 1997-10-07
CIK 708484

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1997
                               ---------------

                    or

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 for the transition period from _____________ to
          ______________________.



Commission File Number:  0-12395


                               ALCIDE CORPORATION

          Delaware                                     22-2445061
------------------------------          ------------------------------------
State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization

8561 154th Avenue North East, Redmond WA                  98052
----------------------------------------               -----------
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code . . . . .    (425) 882-2555
                                                                --------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1997: 2,599,595, net of Treasury Stock.

                               ALCIDE CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION
                                                                           PAGE
                                                                           ----
Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . .

          Condensed Balance Sheets - August 31, 1997 (Unaudited) and
          May 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .  3

          Unaudited Condensed Statements of Operations - For the three months ended August 31, 1997 and August 31, 1996 . . . . . . . .  4

          Unaudited Condensed Statements of Cash Flows - For the three months ended August 31, 1997 and August 31, 1996 . . . . . . . .  5

          Notes to the Unaudited Condensed Financial Statements. . . . . .  6

          Statements of Changes in Shareholders' Equity. . . . . . . . . .  8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . .  9


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 10

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . 10

Item 6.   Exhibits and Reports on Form 8 - K . . . . . . . . . . . . . . . 10


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                   ALCIDE CORPORATION CONDENSED BALANCE SHEETS

                                                             AUGUST 31, 1997    MAY 31, 1997
                                                             ---------------    ------------
                                                               (UNAUDITED)
                                                               -----------
ASSETS:

 Current assets:
     Cash and cash equivalents                                   $7,370,825     $6,723,154
     Short term investments                                       2,100,561      2,086,900
     Accounts receivable - trade                                  2,586,298      2,498,981
     Inventory                                                    1,439,701      1,115,627
     Prepaid expenses and other current assets                      191,649        285,971
                                                                -----------    -----------
          Total Current Assets                                   13,689,034     12,710,633
                                                                -----------    -----------
 Equipment and leasehold improvements:
     Office equipment                                               104,501        100,010
     Laboratory and manufacturing equipment                         135,533        132,404
     Leasehold improvements                                          56,152         56,152
     Less:  Accumulated depreciation and amortization              (158,442)      (143,604)
                                                                -----------    -----------
          Total equipment and leasehold improvements, net           137,744        144,962
 Deferred income tax asset                                        1,055,690      1,090,229
 Other assets                                                     1,142,912      1,167,848
                                                                -----------    -----------
TOTAL ASSETS                                                    $16,025,380    $15,113,672
                                                                -----------    -----------
                                                                -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY:

 Current liabilities:
     Accounts payable                                              $301,726       $329,808
     Accrued expenses and taxes payable                             216,618        493,046
                                                                -----------    -----------
Total Liabilities                                                   518,344        822,854
                                                                -----------    -----------
COMMITMENTS AND CONTINGENCIES:

  Redeemable Class B Preferred Stock - noncumulative convertible
  $.01 par value:  authorized 1,664,581 shares;
  issued and outstanding:

     May 31, 1997 - 88,802
     August 31, 1997 - 88,802                                       233,105        233,105
                                                                -----------    -----------
 Shareholders' equity:

 Class "A" Preferred Stock - no par value authorized
 1,000 shares; issued and outstanding 1,000 shares                  135,307        135,307

 Common Stock $.01 par value; authorized 100,000,000 shares;
 issued and outstanding:

     May 31, 1997 - 2,799,408
     August 31, 1997- 2,840,314                                      28,403         27,994

 Treasury stock at cost                                          (3,191,425)    (3,191,425)

 Additional paid-in capital                                      18,795,136     18,302,377

 Accumulated Deficit                                               (493,490)    (1,216,540)
                                                                -----------    -----------
          Total Shareholders' Equity                             15,273,931     14,057,713
                                                                -----------    -----------
TOTAL LIABILITIES, AND SHAREHOLDERS' EQUITY                     $16,025,380    $15,113,672
                                                                -----------    -----------
                                                                -----------    -----------

See notes to Unaudited Condensed Financial Statements.

         ALCIDE CORPORATION UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                 For  the Three Months Ended
                                                 ---------------------------
                                                         August 31,
                                                         ----------

                                                     1997           1996
                                                     ----           ----

 NET SALES                                        $3,192,396     $2,042,222

 Expenditures
    Cost of goods sold                             1,103,001        622,425
    Royalty expense                                   79,812         73,146
    Research and development expense                 496,807        436,181
    Depreciation and amortization                     14,838         14,061
    Consulting expense to the related parties         33,012         33,014
    Other selling, general/administrative            517,842        393,466
                                                  ----------      ---------
          Total Expenditures                       2,245,312      1,572,293
                                                  ----------      ---------

 Operating income                                    947,084        469,929

 Royalty and other income                              6,741          6,759
 Interest income                                     141,705         94,323
                                                  ----------      ---------

          Total Non-Operating Income                 148,446        101,082

 Income before provision for income tax            1,095,530        571,011

 Provision for income taxes                          372,480        194,715
                                                  ----------      ---------

 Net income                                         $723,050       $376,296
                                                   ---------      ---------
                                                   ---------      ---------

 Net income per share                                   $.26           $.13
                                                   ---------      ---------
                                                   ---------      ---------

 Weighted average Common Shares outstanding and
 Common Share equivalents                          2,832,499      2,803,276
                                                   ---------      ---------
                                                   ---------      ---------

See Notes to Unaudited Condensed Financial Statements.

         ALCIDE CORPORATION UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                            For the Three Months Ended August 31,
                                                            -------------------------------------
                                                                     1997           1996
                                                                     ----           ----
OPERATING ACTIVITIES:

  Net income                                                       $723,050       $376,296
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                   14,838         14,061
     Deferred income tax benefit                                    348,379        178,726
     Decrease (increase) in assets:
          Inventory                                                (324,074)        74,818
          Accounts receivable - trade                               (87,317)       252,940
          Prepaid expenses, other assets and
               security deposits                                    119,322         27,600
     Increase (decrease) in liabilities:
          Accounts payable                                          (28,082)      (146,093)
          Accrued expenses and taxes payable                       (276,428)      (486,424)
                                                                 ----------     ----------
          Total adjustments                                        (233,362)       (84,372)
                                                                 ----------     ----------
  Net cash generated by (used in) operating activities              489,688        291,924
                                                                 ----------     ----------
INVESTING ACTIVITIES:
     Acquisition of fixed and other assets                          (21,344)        (7,298)
                                                                 ----------     ----------
     Net cash used in investing activities                          (21,344)        (7,298)
                                                                 ----------     ----------

FINANCING ACTIVITIES:
     Exercise of Stock Options                                      179,327         51,000
     Purchase of Alcide Common Stock                                    ---        (66,182)
                                                                 ----------     ----------
     Net cash generated by (used in) financing activities           179,327        (15,182)
                                                                 ----------     ----------
  Net increase (decrease) in cash and cash equivalents              647,671        269,444
  Cash and cash equivalents at beginning of period                6,723,154      5,365,895
                                                                 ----------     ----------
  Cash and cash equivalents at end of period                     $7,370,825     $5,635,339
                                                                 ----------     ----------
                                                                 ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                              ---            ---
  Cash paid for income taxes                                        $13,374            ---

See notes to Unaudited Condensed Financial Statements.

ALCIDE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") for the three-month periods ended August 31, 1997 and 1996 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1997. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three-month periods are not necessarily indicative of the results to be expected for the full year.

2.   Inventory consisted of the following:

                         AUGUST 31, 1997           MAY 31, 1997

Finished products             $  281,623             $  141,720
Raw materials                  1,158,078                973,907
                              ----------             ----------
Total                         $1,439,701             $1,115,627
                              ----------             ----------
                              ----------             ----------

3.   Accounts Receivable - Trade consisted of the following:

                              AUGUST 31, 1997     MAY 31, 1997

 ABS Global, Inc.             $1,399,139             $1,660,489
 International Distributors      495,628                672,983
 Novus International, Inc.       524,517                    ---
 Other Receivables               167,014                165,509
                              ----------             ----------
 Total Accounts Receivable    $2,586,298             $2,498,981
                              ----------             ----------
                              ----------             ----------

4.   Taxes

The income tax provision for the three-month period ended August 31, 1997 consists of:

                            TAXES PAYABLE         REDUCTION OF     TOTAL TAX
                         DURING FISCAL YEAR   DEFERRED TAX ASSET   PROVISION

Federal Income Taxes          $24,101             $348,379          $372,480

The Company's deferred tax asset increased $313,841 due to the exercise of non-qualified stock options. The exercise of these options by option holders allows the Company to recognize a deduction on its federal tax return equal to the difference between the exercise price and the market value of the stock on the day exercised.

5.   Orders for Future Delivery

At August 31, 1997 and 1996 the Company had orders for future delivery of $2,604,685 and $1,431,297, respectively, of which $1,730,529 is from one distributor at August 31, 1997. The $2,604,685 orders for future delivery are scheduled for shipment during the period September, 1997 through March, 1998.

                               ALCIDE CORPORATION
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




                             Class "A"       Common Stock      Additional        Common Treasury Stock  Accumulated     Total
                         Preferred Stock                     Paid in Capital                              Deficit    Shareholders'
                                                                                                                        Equity
----------------------------------------------------------------------------------------------------------------------------------
                         Shares   Amount     Shares   Amount                    Shares       Amount
----------------------------------------------------------------------------------------------------------------------------------

Balance May
31, 1997                 1,000  $135,307  2,799,408  $27,994   $18,302,377   (240,719)  ($3,191,425)   ($1,216,540)  $14,057,713
Exercise of Stock
Options                                      40,906      409       178,918                                               179,327
Tax Benefit from
Exercise of
Non-Qualified
Stock Options                                                      313,841                                               313,841
Net Income                                                                                                 723,050       723,050
--------------------------------------------------------------------------------------------------------------------------------

Balance August
31, 1997                 1,000  $135,307  2,840,314  $28,403   $18,795,136   (240,719)  ($3,191,425)     ($493,490)  $15,273,931
                      -------- ---------  ---------  -------   -----------   ---------  ------------      ---------  -----------
                      -------- ---------  ---------  -------   -----------   ---------  ------------      ---------  -----------

                                    PART  I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net sales for the three month period ended August 31, 1997 were $3,192,396, an increase of 56% over the equivalent period one year ago. Alcide's established udder care and surface disinfectant business recorded sales of $2,457,213, an increase of $414,991 or 20% over the first quarter last year. In addition, the Company sold $735,183 of Sanova-TM-, its new antimicrobial for poultry processing plants, to Novus International, Inc. for use by Novus to support commercial plant testing necessary for United States Department of Agriculture
(USDA) approval.

Cost of goods as a percentage of net sales increased to 34.5% during the three month period ended August 31, 1997 from 30.5% for the same three month period last year. Approximately two-thirds of the increase is due to a change in product mix and a reduction in finance fees charged to distributors for extended payment terms. The balance of the increase is due primarily to warehousing and materials handling charges related to storage of critical/long lead time inventories and to increases in manufacturing costs from contract manufacturers.

Research and development expenses of $496,807 for the quarter ended August 31, 1997 were 14%, $60,626 higher than the corresponding quarter last year, entirely as a result of commercial plant testing related to Sanova.

Other selling general and administrative expenses of $517,842 for the three months ended August 31, 1997 were $124,376, 32% higher than for the first quarter last year. The increase primarily reflects the impact of higher salaries and executive bonuses consistent with improved sales performance.

Interest income of $141,705 for the three months ended August 31, 1997 was $47,382, 50% higher than interest income for the equivalent period last year. The increase is attributable to the Company's improved cash and marketable securities position.

LIQUIDITY
The Company's cash, cash equivalents, short term investments and U.S. Treasury instruments totalled $10,572,070 on August 31, 1997, an amount $661,396 higher than at the end of the fiscal year ended May 31, 1997. The Company's net income for the quarter on a cash flow basis was $1,086,267. This was offset by an $596,579 increase in net working capital. Management believes that the Company will continue to operate profitably in fiscal 1998 and that this coupled with the Company's cash, cash equivalents, short term investments and U.S. Treasury instruments will be sufficient to meet its anticipated operating needs.

NEW ACCOUNTING PRONOUNCEMENTS
In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), which is effective for periods beginning after December 15, 1997. SFAS 128 establishes new standards for computing and presenting earnings per share (ESP). Companies will report basic EPS and diluted EPS compared to primary and fully diluted EPS, which are currently reported. Under the new standard, the Company's basic EPS for the quarter ended August 31, 1997, would be $.28, and the diluted EPS would be $.26.

                                    PART II.

                                OTHER INFORMATION

ITEM 1.  Legal Proceedings

On August 19, 1996, Alcide filed suit against Babson Brothers Company because it believed that Babson Brothers' InterSept-TM- product, which was launched that month, infringed the claims of Alcide's United States Patent No. 4,330,531. Alcide moved for a preliminary injunction. On September 19, 1996, the court granted Alcide's motion for a preliminary injunction, and on June 3, 1997, the court granted Alcide's motion for summary judgement of infringement. The case settled on June 30, 1997, with a cash payment to Alcide and a Consent Agreement whereby Babson Brothers was permanently enjoined for the remaining term of the patent from making and selling the InterSept product.

ITEM 5.  Other Information

On July 9, 1997, the Company notified Universal Marketing Services (UMS), its exclusive distributor for the United Kingdom and Republic of Ireland, that UMS had fallen short of its sales goals and that effective January 9, 1998, the agreement relating to distribution in the UK and Republic of Ireland would be cancelled. Subsequently, Alcide has been notified by UMS management and owners that UMS has improved its ability to distribute Alcide products and that a new contract will be proposed by UMS.

ITEM 6.  Exhibits and Reports on Form 8-K

EXHIBIT 11

(a)  Computation of Earnings Per Common Share


                                                 Three Months Ended August 31,
                                                       1997        1996
                                                       ----        ----
Weighted average number of Common Shares
outstanding                                          2,579,142   2,600,251

Assuming exercise of options reduced by the number
of shares which could have been purchased with the
proceeds from exercise of such options                 253,357     203,025
                                                     ---------   ---------

Weighted average Common Shares outstanding and
Common Share equivalents                             2,832,499   2,803,276
                                                     ---------   ---------
                                                     ---------   ---------

Net Income per share                                      $.26        $.13

REPORTS ON FORM 8-K

NONE.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALCIDE CORPORATION
                                        The Registrant



Date:     October 7, 1997               By s/
                                           --------------------------------
                                        John P. Richards
                                        Executive Vice President
                                        Chief Financial Officer