Form 10-Q
period 1997-11-30
ALCIDE CORP
filed 1998-01-12
CIK 708484

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 1997

          or

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 for the transition period from ___________________ to ______________________.



Commission File Number:  0-12395



                                 ALCIDE CORPORATION
                               -----------------------

           Delaware                                     22-2445061
--------------------------------           ------------------------------------
  State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization

8561 154th Avenue North East, Redmond WA                      98052
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code. . . . . .   (425) 882-2555
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1997: 2,616,018, net of Treasury Stock.

                                  ALCIDE CORPORATION


                                        INDEX

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . .PAGE
                                                                            ----

     Condensed Balance Sheets - November 30, 1997 (Unaudited) and
     May 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

     Unaudited Condensed Statements of Operations - For the three months and six months ended November 30, 1997 and November 30, 1996. . . . . . . 4

     Unaudited Condensed Statements of Cash Flows - For the six months ended November 30, 1997 and November 30, 1996 . . . . . . . . . . . . . . 5

     Notes to the Unaudited Condensed Financial Statements . . . . . . . . . . 6

     Statements of Changes in Shareholders' Equity . . . . . . . . . . . . . . 8

Item 2.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . . . . . . . . . . . 9

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .11

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . .12

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                     ALCIDE CORPORATION CONDENSED BALANCE SHEETS



                                                                  NOVEMBER 30,  1997     MAY 31, 1997
                                                                  ------------------     ------------
ASSETS:                                                              (Unaudited)
                                                                     -----------
  Current assets:
          Cash and cash equivalents                                  $ 7,776,257         $ 6,723,154
          Short term investments                                       3,057,493           2,086,900
          Accounts receivable - trade                                  3,232,034           2,498,981
          Inventory                                                    1,343,379           1,115,627
          Prepaid expenses and other current assets                      126,982             285,971
                                                                     -----------         -----------
               Total Current Assets                                   15,536,145          12,710,633
                                                                     -----------         -----------
  Equipment and leasehold improvements:
          Office equipment                                               104,500             100,010
          Laboratory and manufacturing equipment                         142,267             132,404
          Leasehold improvements                                          56,152              56,152
          Less:  Accumulated depreciation and amortization              (173,280)           (143,604)
                                                                     -----------         -----------
               Total equipment and leasehold improvements, net           129,639             144,962
  Deferred income tax asset                                              958,765           1,090,229
  Other assets                                                           649,622           1,167,848
                                                                     -----------         -----------
TOTAL ASSETS                                                         $17,274,171         $15,113,672
                                                                     -----------         -----------
                                                                     -----------         -----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:
          Accounts payable                                              $178,823            $329,808
          Accrued expenses and taxes payable                             443,477             493,046
                                                                     -----------         -----------
TOTAL LIABILITIES                                                        622,300             822,854
                                                                     -----------         -----------
COMMITMENTS AND CONTINGENCIES:
  Redeemable Class B Preferred Stock - noncumulative convertible
  $.01 par value:  authorized 1,664,581 shares;
          issued and outstanding:
          May 31, 1997 - 88,802
          November 30, 1997 - 81,119                                     212,936             233,105
                                                                     -----------         -----------
  Shareholders' equity:
  Class "A" Preferred Stock - no par value authorized 1,000 shares;
  issued and outstanding 1,000 shares                                    135,307             135,307
  Common Stock $.01 par value; authorized 100,000,000 shares;
  issued and outstanding:
          May 31, 1997 - 2,799,408
          November 30, 1997 - 2,857,737                                   28,577              27,994
  Treasury stock at cost                                              (3,247,237)         (3,191,425)
  Additional paid-in capital                                          19,220,623          18,302,377
  Accumulated Surplus/(Deficit)                                          301,665          (1,216,540)
                                                                     -----------         -----------
          Total Shareholders' Equity                                  16,438,935          14,057,713
                                                                     -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $17,274,171         $15,113,672
                                                                     -----------         -----------
                                                                     -----------         -----------



See notes to Unaudited Condensed Financial Statements.

           ALCIDE CORPORATION UNAUDITED CONDENSED STATEMENTS OF OPERATIONS




                                                           For the Three Months Ended               For the Six Months Ended
                                                           --------------------------               ------------------------
                                                                   November 30                             November 30
                                                                   -----------                             -----------
                                                            1997                1996                1997                 1996
                                                            ----                ----                ----                 ----
Net Sales                                                $3,231,276          $2,744,874          $6,423,672          $4,787,096

Expenditures
   Cost of goods sold                                     1,024,454             893,913           2,127,455           1,516,338
   Royalty expense                                           77,253             103,496             157,065             176,642
   Research and development expense                         529,007             434,377           1,025,814             870,558
   Depreciation and amortization                             14,838              14,207              29,676              28,268
   Consulting expense to the related parties                 21,000              21,000              54,012              54,014
   Other selling, general/administrative                    520,645             474,237           1,038,487             867,703
                                                         ----------          ----------          ----------          ----------
          Total Expenditures                              2,187,197           1,941,230           4,432,509           3.513,523
                                                         ----------          ----------          ----------          ----------

Operating income                                          1,044,079             803,644           1,991,163           1,273,573
Royalty and other income                                      9,022               6,075              15,763              12,834
Interest income                                             151,679             103,368             293,384             197,691
                                                         ----------          ----------          ----------          ----------
          Total Non-Operating Income                        160,701             109,443             309,147             210,525
Income before provision for income tax                    1,204,780             913,087           2,300,310           1,484,098

Provision for income taxes                                  409,625             311,363             782,105             506,078
                                                         ----------          ----------          ----------          ----------

Net income                                               $  795,155           $ 601,724          $1,518,205          $  978,020
                                                         ----------          ----------          ----------          ----------
                                                         ----------          ----------          ----------          ----------

Net income per share                                     $      .28           $     .22          $      .54        $        .35
                                                         ----------          ----------          ----------          ----------
                                                         ----------          ----------          ----------          ----------

Weighted average Common Shares outstanding and
Common Share equivalents                                  2,852,066           2,793,802           2,837,734           2,793,334
                                                         ----------          ----------          ----------          ----------
                                                         ----------          ----------          ----------          ----------


See Notes to Unaudited Condensed Financial Statements.

           ALCIDE CORPORATION UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                          For the Six Months Ended November 30,
                                                                          -------------------------------------
                                                                                 1997                 1996
                                                                                 ----                 ----
OPERATING ACTIVITIES:
  Net income                                                                  $1,518,205            $978,020
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                29,676              28,268
     Deferred income tax benefit                                                 731,498             464,522
     Decrease (increase) in assets:
          Inventory                                                             (227,752)           (263,858)
          Accounts receivable - trade                                           (733,053)            255,111
          Prepaid expenses, other assets and security deposits                   183,991              (6,729)
     Increase (decrease) in liabilities:
          Accounts payable                                                      (150,985)            (41,978)
          Accrued expenses and taxes payable                                     (49,569)           (594,982)
                                                                              ----------          ----------
          Total adjustments                                                     (216,194)           (159,646)
                                                                              ----------          ----------
  Net cash generated by (used in) operating activities                         1,302,011             818,374
                                                                              ----------          ----------
INVESTING ACTIVITIES:
  Redemption/acquisition U.S. Treasury Instruments                              (449,712)                564
  Acquisition of fixed and other assets                                          (42,010)            (26,417)
                                                                              ----------          ----------
  Net cash used in investing activities                                         (491,722)            (25,853)
                                                                              ----------          ----------
FINANCING ACTIVITIES:
  Exercise of Stock Options                                                      318,795              70,044
  Redemption of Class B Preferred Stock                                          (20,169)            (16,275)
  Purchase of Alcide Common Stock                                                (55,812)           (123,116)
                                                                              ----------          ----------
  Net cash generated by (used in) financing activities                           242,814             (69,347)
                                                                              ----------          ----------
  Net increase (decrease) in cash and cash equivalents                         1,053,103             723,174
  Cash and cash equivalents at beginning of period                             6,723,154           5,365,895
                                                                              ----------          ----------
  Cash and cash equivalents at end of period                                  $7,776,257          $6,089,069
                                                                              ----------          ----------
                                                                              ----------          ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                           ---                 ---
  Cash paid for income taxes                                                      41,625                 ---



  See notes to Unaudited Condensed Financial Statements.

ALCIDE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") for the six-month periods ended November 30, 1997 and 1996 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1997. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. The results of operations for the six-month period are not necessarily indicative of the results to be expected for the full year.

2.   Inventory consisted of the following:

                                      NOVEMBER 30, 1997            MAY 31, 1997

 Finished products                             $271,040                $141,720

 Raw materials                                1,072,339                 973,907
                                             ----------              ----------
 Total                                       $1,343,379              $1,115,627
                                             ----------              ----------
                                             ----------              ----------

3.   Accounts Receivable - Trade consisted of the following:

                                      NOVEMBER 30, 1997             MAY 31, 1997

 ABS Global, Inc.                            $1,937,112               $1,660,489

 International Distributors                     598,572                  672,983

 Novus International, Inc.                      530,012                      ---

 Other Receivables                              166,338                  165,509
                                             ----------               ----------
 Total Accounts Receivable                   $3,232,034               $2,498,981
                                             ----------               ----------
                                             ----------               ----------

4.   Taxes

The income tax provision for the six-month period ended November 30, 1997 consists of:

                      TAXES PAYABLE        REDUCTION OF     TOTAL TAX PROVISION
                    DURING FISCAL YEAR  DEFERRED TAX ASSET

 Federal Income
 Taxes                 $50,607               $731,498           $782,105

During the first six months the Company's deferred tax asset increased $600,034 due to the exercise of non-qualified stock options. The exercise of non-qualified options allows the Company to recognize a federal tax deduction equal to the difference between the exercise price and the market value of the stock on the day exercised.

5.   Orders for Future Delivery

At November 30, 1997 and 1996 the Company had orders for future delivery of $2,373,926 and $2,626,879 respectively, of which $1,586,850 is from ABS Global, Inc. and $718,016 is from Heemskerk B.V. at November 30, 1997. The $2,373,926 orders are scheduled for shipment during the period December, 1997 through June, 1998.

6.   Marketable Securities

On September 19, 1997 the Company invested $504,961 to purchase a U.S. Treasury Note having a redemption value of $500,000 at August 31, 2002 maturity, yielding 6.01%.

On October 16, 1997 the Company redeemed for cash $1,107,000 U.S. Treasury Bills which it had purchased on October 18, 1996 for $1,049,436.

On October 16, 1997 the Company invested $1,051,751 to purchase U.S. Treasury Bills having a redemption value of $1,110,000 at October 15, 1998 maturity, yielding 5.48%.

7.   Series 2 Redeemable Class B Preferred Stock

On September 15, 1997 the Company redeemed 7,683 shares of Series 2 stock for $20,169 in cash out of a sinking fund equal to 0.7% of the Company's FY 1997 net income, as required by the terms of the stock issue.

                                  ALCIDE CORPORATION
                    STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                       Class "A" Preferred                 Common Stock                 Additional
                                                             Stock                                                       Paid in
                                                                                                                         Capital
-----------------------------------------------------------------------------------------------------------------------------------

                                                     Shares           Amount            Shares         Amount

-----------------------------------------------------------------------------------------------------------------------------------
 Balance May 31, 1997                                 1,000          $135,307          2,799,408       $27,994          $18,302,377

 Exercise of Stock Options                                                                40,906           409              178,918

 Tax Benefit from Exercise of
 Non-Qualified Stock Options                                                                                                313,841

 Net Income
-----------------------------------------------------------------------------------------------------------------------------------

 Balance August 31, 1997                              1,000          $135,307          2,840,314       $28,403          $18,795,136

 Exercise of Stock Options                                                                17,423           174              139,294

 Purchase Treasury Stock

 Tax Benefit from Exercise of                                                                                               286,193
 Non-Qualified Stock Options

 Net Income
-----------------------------------------------------------------------------------------------------------------------------------

 Balance November 30, 1997                            1,000      $135,307              2,857,737       $28,577          $19,220,623
                                                      -----      --------              ---------       -------          -----------
                                                      -----      --------              ---------       -------          -----------


                                                       Common Treasury Stock                Accumulated        Total Shareholders'
                                                                                             Surplus/                 Equity
                                                                                             (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------

                                                      Shares               Amount

-----------------------------------------------------------------------------------------------------------------------------------

 Balance May 31, 1997                                 (240,719)         ($3,191,425)         ($1,216,540)           $14,057,713

 Exercise of Stock Options                                                                                              179,327

 Tax Benefit from Exercise of Non-Qualified
 Stock Options                                                                                                          313,841
 Net Income                                                                                      723,050                723,050
-----------------------------------------------------------------------------------------------------------------------------------


 Balance August 31, 1997                              (240,719)         ($3,191,425)           ($493,490)           $15,273,931

 Exercise of Stock Options                                                                                              139,468

 Purchase Treasury Stock                                (1,000)             (55,812)                                    (55,812)
 Tax Benefit from Exercise of Non-Qualified                                                                             286,193
 Stock Options

 Net Income                                                                                      795,155                795,155
-----------------------------------------------------------------------------------------------------------------------------------


 Balance November 30, 1997                            (241,719)         ($3,247,237)            $301,665            $16,438,935
                                                      ---------         ------------            --------            -----------
                                                      ---------         ------------            --------            -----------

                                       PART  I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net sales for the three month period ended Novemeber 30, 1997 were $3,231,276, an increase of 18% over the equivalent period one year ago.
Net sales for the six month period ended November 30, 1997 were $6,423,672, an increase of 34% over the equivalent period one year ago. Alcide's established udder care and surface disinfectant business recorded sales of $5,158,477, an increase of $371,381 or 8% over the first half last year. In addition, the Company sold $1,265,195 of Sanova-TM-, its new antimicrobial for poultry processing plants, to Novus International, Inc. for use by Novus to support commercial plant testing necessary for United States Department of Agriculture
(USDA) approval.

On January 9, 1998, the United States Department of Agriculture approved Alcide's request for the use of Sanova in poultry processing. This approval is the final regulatory step and will lead to commercial introduction of the product during the Company's fiscal third quarter.

Cost of goods as a percentage of net sales increased to 33% during the six month period ended November 30, 1997 from 32% for the same six month period last year. Approximately 60% of the increase is due to a change in product mix and a reduction in finance fees charged to distributors for extended payment terms. The balance of the increase is due primarily to warehousing and materials handling charges related to storage of critical/long lead time inventories and to increases in manufacturing costs from contract manufacturers.

Research and development expenses of $1,025,814 for the six months ended November 30, 1997 were $155,256, 18% higher than the corresponding six months last year, entirely as a result of commercial plant testing related to Sanova.

Other selling general and administrative expenses of $1,038,487 for the six months ended November 30, 1997 were $170,784, 20% higher than for the first half last year. The increase primarily reflects the impact of higher salaries and executive bonuses consistent with improved sales performance.

Interest income of $293,384 for the six months ended November 30, 1997 was $95,693, 48% higher than interest income for the equivalent period last year. The increase is attributable to the Company's improved cash and marketable securities position.

LIQUIDITY
Management believes that the Company will continue to operate profitably in fiscal 1998 and that this coupled with the Company's cash, cash equivalents, short term investments and U.S. Treasury instruments will be sufficient to meet its anticipated operating needs.

NEW ACCOUNTING PRONOUNCEMENTS
In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), which is effective for periods beginning after December 15, 1997. SFAS 128 establishes new standards for computing and presenting earnings per share
(ESP). In the future, Alcide will report Basic EPS and Diluted EPS as contrasted with "Fully Diluted EPS" which is currently reported. Under the new standard, the Company's Basic EPS for the three months ended November 30, 1997, would be $.30 per share. For the six months ended November 30, 1997, Basic EPS would be $.59 per share. Under the new standard Diluted EPS for Alcide would be the same as the Fully Diluted EPS currently reported.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders voted on two proposals at the Annual Meeting of stockholders on October 14, 1997, as described in the Company's proxy statement.

     1. Votes for election of Directors of the Corporation for the ensuing year were as follows:


                                    FOR          WITHHELD
                                    ---          --------
                                                 AUTHORITY
                                                 ---------


      Thomas L. Kempner         2,379,327           7,258

      Kenneth N. May            2,379,602           6,983

      Joseph A. Sasenick        2,379,231           7,356

      William G. Spears         2,379,612           6,973


     2. Votes for the ratification of the Board's selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending May 31, 1998, were as follows:


            FOR             AGAINST             ABSTAIN
            ---             -------             -------

      2,379,937               2,919               3,730

                                      PART II.

                                  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 11

(a)  Computation of Earnings Per Common Share





                                                                          Three Months Ended                Six Months Ended
                                                                          -----------------                 ----------------
                                                                             November 30,                     November 30,
                                                                             ------------                     ------------
                                                                              1997             1996             1997           1996
                                                                              ----             ----             ----           ----
 Weighted average number of Common Shares outstanding                    2,607,807        2,601,186        2,593,475      2,600,718

 Assuming exercise of options reduced by the number of
 shares which could have been purchased with the
 proceeds from exercise of such options                                    244,259          192,616          244,259        192,616
                                                                         ---------        ---------        ---------      ---------

 Weighted average Common Shares outstanding and
 Common Share equivalents                                                2,852,066        2,793,802        2,837,734      2,793,334
                                                                         ---------        ---------        ---------      ---------
                                                                         ---------        ---------        ---------      ---------
 Net Income per share                                                         $.28             $.22             $.54           $.35




REPORTS ON FORM 8-K

None.

                                      SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ALCIDE CORPORATION
                                               The Registrant



Date:  January 12, 1998                 By /s/
                                           --------------------------------
                                               John P. Richards
                                               Executive Vice President
                                               Chief Financial Officer