Form 10-Q
period 1998-02-28
ALCIDE CORP
filed 1998-04-10
CIK 708484

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1998

          or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from ___________________ to
     ______________________.



Commission File Number:  0-12395


                                 ALCIDE CORPORATION
                                 ------------------

                Delaware                                    22-2445061
--------------------------------------------  ----------------------------------
State or other jurisdiction of incorporation            (I.R.S. Employer
            or organization                            Identification No.)

 8561 154th Avenue North East, Redmond WA                     98052
-----------------------------------------                  ------------
 (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code .......... (425) 882-2555

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1998: 2,625,882, net of Treasury Stock.

                                  ALCIDE CORPORATION

                                        INDEX

PART I.   FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . . . . . . . PAGE
                                                                           ----

        Condensed Balance Sheets - February 28, 1998 (Unaudited)
        and May 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . .    3

        Unaudited Condensed Statements of Operations - For the three months and nine months ended February 28, 1998 and February 28,
        1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

        Unaudited Condensed Statements of Cash Flows - For the nine
        months ended February 28, 1998 and February 28, 1997 . . . . . . .    5

        Notes to the Unaudited Condensed Financial Statements. . . . . . .    6

        Statements of Changes in Shareholders' Equity. . . . . . . . . . .    8


Item 2.     Management's Discussion and Analysis of Financial Condition
        and Results of Operations. . . . . . . . . . . . . . . . . . . . .    9


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .   10

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

                     ALCIDE CORPORATION CONDENSED BALANCE SHEETS


                                                                                       February 28, 1998             May 31, 1997
                                                                                       -----------------             ------------
                                                                                         (Unaudited)
                                                                                          ---------
 ASSETS:
   Current assets:
     Cash and cash equivalents                                                              $  8,868,297             $  6,723,154
     Short term investments                                                                    3,645,091                2,086,900
     Accounts receivable - trade                                                               2,819,916                2,498,981
     Inventory                                                                                 1,288,904                1,115,627
     Prepaid expenses and other current assets                                                   185,088                  285,971
                                                                                             -----------              -----------
          Total Current Assets                                                                16,807,296               12,710,633
                                                                                             -----------              -----------
   Equipment and leasehold improvements:
     Office equipment                                                                            106,722                  100,010
     Laboratory and manufacturing equipment                                                      143,367                  132,404
     Leasehold improvements                                                                       56,152                   56,152
     Less:  Accumulated depreciation and amortization                                           (187,505)                (143,604)
                                                                                             -----------              -----------
          Total equipment and leasehold improvements, net                                        118,736                  144,962
   Deferred income tax asset                                                                     775,527                1,090,229
   Other assets                                                                                  648,921                1,167,848
                                                                                             -----------              -----------
 TOTAL ASSETS                                                                                $18,350,480              $15,113,672
                                                                                             -----------              -----------
                                                                                             -----------              -----------
 LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current liabilities:
     Accounts payable                                                                           $425,607                 $329,808
     Accrued expenses and taxes payable                                                          272,242                  493,046
                                                                                             -----------              -----------
 TOTAL LIABILITIES                                                                               697,849                  822,854
                                                                                             -----------              -----------
 COMMITMENTS AND CONTINGENCIES:
   Redeemable Class B Preferred Stock -
   $.01 par value:  authorized 1,664,581 shares;
     issued and outstanding:
     May 31, 1997 - 88,802
     February 28, 1998 - 81,119                                                                  212,936                  233,105
                                                                                             -----------              -----------
 Shareholders' equity:
   Class A Preferred Stock - no par value authorized 1,000 shares;
   issued and outstanding 1,000 shares                                                           135,307                  135,307
   Common Stock $.01 par value; authorized 100,000,000 shares;
   issued and outstanding:
     May 31, 1997 -  2,799,408
     February 28, 1998 - 2,871,613                                                                28,716                   27,994
   Treasury stock at cost                                                                     (3,452,403)              (3,191,425)
   Additional paid-in capital                                                                 19,535,385               18,302,377
   Accumulated surplus (deficit)                                                               1,192,690               (1,216,540)
                                                                                             -----------              -----------
     Total Shareholders' Equity                                                               17,439,695               14,057,713
                                                                                             -----------              -----------
 TOTAL LIABILITIES, AND SHAREHOLDERS' EQUITY                                                 $18,350,480              $15,113,672
                                                                                             -----------              -----------
                                                                                             -----------              -----------
 See notes to Unaudited Condensed Financial Statements.


           ALCIDE CORPORATION UNAUDITED CONDENSED STATEMENTS OF OPERATIONS







                                                                    For the Three Months Ended           For the Nine Months Ended
                                                                    --------------------------           -------------------------
                                                                            February 28                         February 28
                                                                            -----------                         -----------

                                                                       1998             1997              1998              1997
                                                                       ----             ----              ----              ----
 NET SALES                                                          $3,189,789       $2,963,436        $9,613,461        $7,750,532
 Expenditures
    Cost of goods sold                                               1,040,386        1,107,109         3,167,841         2,623,447
    Royalty expense                                                     62,160           67,188           219,225           243,830
    Research and development expense                                   287,625          375,499         1,313,439         1,246,057
    Depreciation and amortization                                       14,225           14,280            43,901            42,548
    Consulting expense to related parties                               21,000           21,000            75,012            75,014
    Other selling, general and administrative expense                  583,364          523,279         1,621,851         1,390,983
                                                                    ----------       ----------        ----------        ----------
           Total Expenditures                                        2,008,760        2,108,355         6,441,269         5,621,879
                                                                    ----------       ----------        ----------        ----------

 Operating income                                                    1,181,029          855,081         3,172,192         2,128,653
 Royalty and other income                                                8,073          106,452            23,836           119,286
 Interest income                                                       160,936          112,129           454,320           309,820
                                                                    ----------       ----------        ----------        ----------
           Total Non-Operating Income                                  169,009          218,581           478,156           429,106
                                                                    ----------       ----------        ----------        ----------


 Income before provision for income tax                              1,350,038        1,073,662         3,650,348         2,557,759

 Provision for income taxes                                            459,013          366,118         1,241,118           872,196
                                                                    ----------       ----------        ----------        ----------


 Net income                                                         $  891,025       $  707,544        $2,409,230        $1,685,563
                                                                    ----------       ----------        ----------        ----------
                                                                    ----------       ----------        ----------        ----------

 Basic earnings per common share                                    $      .34       $      .27        $      .93        $      .65
                                                                    ----------       ----------        ----------        ----------
                                                                    ----------       ----------        ----------        ----------
 Diluted earnings per common share                                  $      .31       $      .25        $      .85        $      .60
                                                                    ----------       ----------        ----------        ----------
                                                                    ----------       ----------        ----------        ----------

 Weighted average Common Shares outstanding and Common               2,842,135        2,790,716         2,823,818         2,798,325
 Share equivalents                                                  ----------       ----------        ----------        ----------
                                                                    ----------       ----------        ----------        ----------




See Notes to Unaudited Condensed Financial Statements.

           ALCIDE CORPORATION UNAUDITED C0NDENSED STATEMENTS OF CASH FLOWS



                                                                          FOR THE NINE MONTHS ENDED
                                                                                 FEBRUARY 28,
                                                                          -------------------------

                                                                            1998             1997
                                                                            ----             ----
 OPERATING ACTIVITIES:
   Net income                                                           $2,409,230       $1,685,563
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                         43,901           42,548
      Deferred income tax benefit                                        1,160,811          800,578
      Decrease (increase) in assets:
      Inventory                                                           (173,277)        (176,946)
      Accounts receivable - trade                                         (320,935)        (226,382)
      Prepaid expenses and other assets and security deposits              125,885          (42,519)
      Increase (decrease) in liabilities:
      Accounts payable                                                      95,799            2,932
      Accrued expenses and taxes payable                                  (220,804)        (860,488)
                                                                        ----------       ----------
      Total adjustments                                                    711,380         (460,277)
                                                                        ----------       ----------
   Net cash generated by (used in) operating activities                  3,120,610        1,225,286
                                                                        ----------       ----------
 INVESTING ACTIVITIES:
      Redemption (acquisition) of U.S. Treasury Instruments             (1,016,980)             564
      Acquisition of fixed and other assets                                (64,960)         (39,626)
                                                                        ----------       ----------
      Net cash used in investing activities                             (1,081,940)         (39,062)
                                                                        ----------       ----------
 FINANCING ACTIVITIES:
   Exercise of Stock Options                                               387,620           70,044
   Redemption of Class B Preferred Stock                                   (20,169)         (16,275)
   Purchase of Alcide Common Stock                                        (260,978)        (586,106)
                                                                        ----------       ----------
   Net cash generated by (used in) financing activities                    106,473         (532,337)
                                                                        ----------       ----------
   Net increase (decrease) in cash and cash equivalents                  2,145,143          653,887
                                                                        ----------       ----------
   Cash and cash equivalents at beginning of period                      6,723,154        5,365,895
                                                                        ----------       ----------
   Cash and cash equivalents at end of period                           $8,868,297       $6,019,782
                                                                        ----------       ----------
                                                                        ----------       ----------
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                    ---              ---
   Cash paid for income taxes                                           $   71,625       $   41,000



  See notes to Unaudited Condensed Financial Statements.

ALCIDE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") for the three month and nine month periods ended February 28, 1998 and February 28, 1997 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1997. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three month or nine month periods are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

Inventory consisted of the following:


                                     FEBRUARY 28, 1998          MAY 31, 1997
 Finished products                          $  273,875            $  141,720
 Raw materials                               1,015,029               973,907
                                            ----------            ----------
 Total                                      $1,288,904            $1,115,627
                                            ----------            ----------
                                            ----------            ----------
3.   Accounts Receivable - Trade consisted of the following:


                                     FEBRUARY 28, 1998          MAY 31, 1997
 ABS Global, Inc.                           $1,555,617            $1,660,489
 International Distributors                    505,138               672,983
 Novus International, Inc.                     585,507                   ---
 Other Receivables                             173,654               165,509
                                             ----------           ----------
 Total Accounts Receivable                  $2,819,916            $2,498,981
                                            ----------            ----------
                                            ----------            ----------

4.   Taxes

The income tax provision for the nine month period ended February 28, 1998 consists of:


                      TAXES PAYABLE        REDUCTION OF           TOTAL TAX
                      DURING FISCAL     DEFERRED TAX ASSET        PROVISION
                           YEAR
 Federal Income
 Taxes                   $80,307            $1,160,811            $1,241,118


5.   Orders for Future Delivery

At February 28, 1998 and February 28, 1997 the Company had orders for future delivery of $2,679,916 and $2,960,674 respectively, of which $1,164,062 is from ABS Global, Inc., and $744,840 from Heemskerk b.v. at February 28, 1998. The $2,679,916 orders are scheduled for shipment during the period March, 1998 through June, 1998.

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

On January 15, 1998 the Company redeemed for cash a $1,000,000 U.S. Treasury Note which it had purchased on November 23, 1994.

On February 5, 1998 the Company invested $949,800 to purchase U.S. Treasury Bills having a redemption value of $1,000,000 at February 4, 1999 maturity, yielding 5.23%.

On February 5, 1998 the Company invested $617,468 to purchase U.S. Treasury Bills having a redemption value of $650,000 at February 4, 1999 maturity, yielding 5.21%.

7.   Series 2 Redeemable Class B Preferred Stock

On September 15, 1997 the Company redeemed 7,683 shares of Series 2 stock for $20,169 in cash out of a sinking fund equal to 0.7% of the Company's FY 1997 net income, as required by the terms of the stock issue.

                                  ALCIDE CORPORATION
                    STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                              Class "A"         Common Stock      Additional   Common Treasury        Accumulated        Total
                           Preferred Stock                         Paid in          Stock               Surplus       Shareholders'
                                                                   Capital                             (Deficit)          Equity
-----------------------------------------------------------------------------------------------------------------------------------
                           Shares   Amount    Shares     Amount                Shares      Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 1997       1,000  $135,307   2,799,408  $27,994  $18,302,377  (240,719) ($3,191,425)    ($1,216,540)    $14,057,713
Exercise of Stock Options                       40,906      409      178,918                                                179,327
Tax Benefit from Exercise
of Non-Qualified Stock
Options                                                              313,841                                                313,841
Net Income                                                                                                  723,050         723,050
-----------------------------------------------------------------------------------------------------------------------------------

Balance August 31, 1997    1,000  $135,307   2,840,314  $28,403  $18,795,136  (240,719) ($3,191,425)      ($493,490)    $15,273,931
Exercise of Stock Options                       17,423      174      139,294                                                139,468
Purchase Treasury Stock                                                         (1,000)     (55,812)                        (55,812)
Tax Benefit from Exercise
of Non-Qualified Stock
Options                                                              286,193                                                286,193
Net Income                                                                                                  795,155         795,155
-----------------------------------------------------------------------------------------------------------------------------------

Balance November 30, 1997  1,000  $135,307   2,857,737  $28,577  $19,220,623  (241,719) ($3,247,237)       $301,665     $16,438,935
Exercise of Stock Options                       13,876      139       68,687                                                 68,826
Purchase Treasury Stock                                                         (4,012)    (205,166)                       (205,166)
Tax Benefit from Exercise
of Non-Qualified Stock
Options                                                              246,075                                                246,075
Net Income                                                                                                  891,025         891,025
-----------------------------------------------------------------------------------------------------------------------------------

Balance February 28, 1998  1,000  $135,307   2,871,613  $28,716  $19,535,385  (245,731) ($3,452,403)     $1,192,690     $17,439,695
                           -----  --------   ---------  -------  -----------   -------   ----------      ----------     -----------
                           -----  --------   ---------  -------  -----------   -------   ----------      ----------     -----------


                                       PART  I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net sales for the three month period ended February 28, 1998 were $3,189,789, an increase of 8% over the equivalent period one year ago. Net sales for the nine month period ended February 28, 1998 were $9,613,461, an increase of 24% over the equivalent period one year ago. Alcide's established udder care and surface disinfectant business recorded sales of $7,762,759, an increase of $12,227 over last year. In addition, the Company sold $1,850,702 of Sanova-TM-, its new antimicrobial for poultry processing plants, to Novus International, Inc.

On January 9, 1998, the United States Department of Agriculture approved Alcide's request for the use of Sanova in poultry processing. This approval is the final regulatory step and has led to commercial introduction of the product during the Company's fiscal third quarter.

Cost of goods as a percentage of net sales decreased to 33% during the nine month period ended February 28, 1998 from 34% for the same nine month period last year. The reduction was caused entirely by product mix. Contractually required payments by Novus International for Sanova had the overall effect of reducing cost of goods as a percentage of sales by 3 points.

Research and development expenses of $1,313,439 for the nine months ended February 28, 1998 were $67,382, 5% higher than the corresponding nine months last year, entirely as a result of commercial plant testing related to Sanova.

Other selling general and administrative expenses of $1,621,851 for the nine months ended February 28, 1998 were $230,868, 17% higher than for the same period last year. The increase primarily reflects the impact of higher salaries, payroll taxes, employee benefits and bonus accruals ($288,000 higher) offset by lower legal and travel expenses ($83,000).

Royalty and other income was $23,836 for the nine month period ended February 28, 1998, as compared to $119,286 for the same period last year. During the third quarter last year Alcide received a one-time payment of $100,000 from Novus International to secure the negotiating rights to Sanova.

Interest income of $454,320 for the nine months ended February 28, 1998 was $144,500, 47% higher than interest income for the equivalent period last year. The increase is attributable to the Company's improved cash and marketable securities position.

LIQUIDITY
Management believes that the Company will continue to operate profitably in fiscal 1998 and that this coupled with the Company's cash, cash equivalents, short term investments and U.S. Treasury instruments will be sufficient to meet its anticipated operating needs.

NEW ACCOUNTING PRONOUNCEMENTS
In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), which is effective for interim periods beginning after December 15, 1997. SFAS 128 establishes new standards for computing and presenting earnings per share (EPS) and Alcide now reports Basic earnings per share and Diluted earnings per share as contrasted with "Fully Diluted earnings per share" which was reported in the past. For Alcide, Fully Diluted EPS and Diluted EPS are the same.

                                      PART II.
                                  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 10.24*

     Distributor agreement by and between the Company and Ingenieursbureau Ir. P.C. Heemskerk b.v., dated June 1, 1997, covering territories of The Netherlands, Denmark, Belgium, Germany, Luxembourg, Sweden and Finland.

EXHIBIT 10.25*

     Distributor agreement by and between the Company and Ingenieursbureau Ir. P.C. Heemskerk b.v., dated September 4, 1997, covering the territory of France.

EXHIBIT 10.26*

     Distributor agreement by and between the Company and Universal Marketing Services, Inc., dated January 30, 1998, covering territories of The United Kingdom, Spain, and the Republic of Ireland.

EXHIBIT 11.

     Computation of Earning for Common Share.

EXHIBIT 27.

     Financial Data Schedule.





*  Confidential treatment has been requested for these Exhibits.

                                      SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALCIDE CORPORATION
                                        The Registrant



Date:  April 9, 1998                    By s/
                                           -------------------------------------
                                        John P. Richards
                                        Executive Vice President
                                        Chief Financial Officer