Form 10-K
period 1998-05-31
ALCIDE CORP
filed 1998-08-21
CIK 708484

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:  May 31, 1998
Commission file number 0-12395

                                          OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________________ to ____________________
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

                                                  Name of each exchange on
Title of each class                                   which registered
-------------------                               ------------------------
None                                                        None

             Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock - $.01 par value
                                   (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

     The aggregate market value of voting stock held by non-affiliates of the Registrant on August 1, 1998 was approximately $75,879,648. On that date, there were 2,563,148 shares of common stock outstanding, net of Treasury Stock.

     Certain sections of Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Items 11, 12 and 13 of Part III hereof. Certain sections of Part I of this Form 10-K Annual Report are incorporated by reference into the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

                                  Page 1 of 38 pages
                              Exhibit Index on Page 23

                                  TABLE OF CONTENTS

                                                                           Page
 PART I             Item 1.   Business                                       3

                              A. Introduction                                3
                              B. Sales Development                           3
                              C. Research and Product Development            5
                              D. Patents and Trademarks                      7
                              E. Raw Materials                               9
                              F. Competition                                 9
                              G. Government Regulation                      10
                              H. Employees                                  11
                              I. Advertising and Promotion                  11
                              J. Manufacturing                              11
                              K. Subsequent Event                           12

                    Item 2.   Properties                                    12

                    Item 3.   Legal Proceeding                              12

                    Item 4.   Submission of Matters to a Vote of
                              Security Holders                              12
 PART II
                    Item 5.   Market for the Registrant's Common
                              Stock and Related Stockholder
                              Matters                                       13

                    Item 6.   Selected Financial Data                       14

                    Item 7.   Management's Discussion and
                              Analysis of Financial Condition and
                              Results of Operations                         15

                    Item 8.   Financial Statements and
                              Supplementary Data                            18

                    Item 9.   Changes in and Disagreements with
                              Accountants on Accounting and
                              Financial Disclosures                         18
 PART III
                    Item 10.  Directors and Executive Officers              19

                    Item 11.  Executive Compensation                        21

                    Item 12.  Security Ownership of Certain
                              Beneficial Owners and Management              21

                    Item 13.  Certain Relationships and Related
                              Transactions                                  21
 PART IV
                    Item 14.  Exhibits, Financial Statement
                              Schedules and Reports on Form 8-K             21

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

B.   SALES DEVELOPMENT

     The Company presently sells products to the dairy, health care, poultry processing and automotive industries. Its products include:
UDDERgold-Registered Trademark- Plus and UDDERgold-Registered Trademark-Germicidal Barrier Teat Dips, Pre-Gold-Registered Trademark-Germicidal Pre-Milking Teat Dip, silverQUICK-Registered Trademark- Udder Wash and 4XLA-Registered Trademark- Pre- and Post-Milking Teat Dip to the dairy industry; Exspor-Registered Trademark- Sterilant-Disinfectant and LD-Registered Trademark-Disinfectant to the health care industry; Sanova-TM-antimicrobial intervention to the poultry processing industry; and RenNew-Registered Trademark--A/C Air Conditioning System Disinfectant to the automotive industry. The Company's sales to date have primarily been derived from UDDERgold Plus, UDDERgold and 4XLA teat dips, and Sanova food antimicrobial.

     Total product sales for the fiscal year ended May 31, 1998 were $12,998,952. Export sales to international distributors, plus product exported by ABS Global, Inc. accounted for $4,758,346, 37% of total sales.

     1.   DAIRY INDUSTRY

     Worldwide sales of dairy line products during fiscal year 1998 were $10,114,845 as compared with $10,365,001 in FY 1997. In FY 1998 sales to the dairy industry accounted for 78% of the Company's total sales. Should there be a loss of the sales generated by dairy line products, it would have a material adverse effect on the Company.

     U.S. DAIRY INDUSTRY

     In the United States, sales to the dairy industry are through two distributors, ABS Global, Inc. and IBA, Inc. In fiscal 1998, dairy industry sales in the United States were $5,356,499, 53% of total Alcide sales to the dairy industry.

     INTERNATIONAL DAIRY INDUSTRY

     Alcide products are sold to the dairy industry in Canada, Latin
America and Europe through a network of five distributors. Sales to the international dairy industry were $4,758,346 in fiscal 1998, 47% of total sales to the dairy industry.

     2.   HEALTH CARE INDUSTRY

     The Company markets a line of hard surface sterilants and disinfectants which kill harmful microorganisms and help reduce the potential for disease transmission via contaminated surfaces. The Company's LD Disinfectant and Exspor Sterilant-Disinfectant offer users a combination of broad spectrum efficacy, speed and relative safety.

     Fiscal year 1998 sales of hard surface sterilants and disinfectants were $390,178, or 3% of total sales, as compared with $364,869 in fiscal year 1997.

     3.   POULTRY PROCESSING INDUSTRY

     In May, 1997 the Company entered into an agreement with Novus International, Inc. for Novus distribution of Sanova antimicrobial to the poultry industry. Sales to Novus for fiscal year 1998 were $2,445,106 or 19% of total sales.

     4.   AUTOMOTIVE INDUSTRY

     Fiscal year 1998 sales of RenNew-A/C Air Conditioning System Disinfectant were $48,823 as compared with $37,638 in fiscal year 1997. All RenNew-A/C Air Conditioning System Disinfectant sales in both fiscal year 1998 and fiscal year 1997 were to the General Motors Corporation.

     5.   INDUSTRY PRACTICES AND BACKLOG ORDERS

     The Company's invoice terms conform to those in the chemical industry in general, which are: domestic-30 days, export-60 days.

     Alcide had $2,062,834 of firm orders for future delivery at May 31, 1998, as compared to orders for future delivery at May 31, 1997 of $2,014,234. The Company's distributors typically place orders one to four months in advance.

     6.   DISTRIBUTION ARRANGEMENTS

     All Alcide sales to the dairy industry and to the poultry processing industry are to distributors who have contracted with the Company to provide sales and marketing services to distribute the Company's products. In each case the distributor purchases product from Alcide for resale to the end user. Loss of any of the Company's distributors can have a material impact on the Company's sales and earnings.

     The Company's distribution contracts with ABS Global, Inc. for the U.S. market and for several international markets will expire on October 31, 1998. Discussions are presently underway between Alcide and ABS Global regarding a new multi-year nonexclusive distribution arrangement for the markets served by ABS.

     The Company's distribution contract with OHF Sante Animale, subsequently assigned to Rhone Merieux and Merial for distribution of Alcide's dairy industry products in France, expired on May 31, 1998. A new, multi-year, nonexclusive agreement has been negotiated and is pending Merial approval.

C.   RESEARCH AND PRODUCT DEVELOPMENT

     During fiscal year 1998 the Company's efforts continued to focus on the development of products for which its technology provides clear advantages in the marketplace and for which weaknesses pose minimal impediment or competitive disadvantage. Major strengths of the Company's patented technology are broad spectrum of antimicrobial activity, rapidity of cidal activity, safe residues and minimal or nonexistent resistant strains. Primary weaknesses are the inconvenience of a two-part system and potential for corrosive oxidation.

     Additions and improvements to existing business units are expected to be funded primarily by the Company. Programs for the new food antimicrobial business area may be funded jointly by the company and its distributors.
Other development areas may require initial Company investment followed by major financial support from corporate partners who would ultimately introduce the products into the marketplace.

     While many of the research and development programs undertaken by the Company, and described hereafter, give evidence of possible success, the nature of research, coupled with the necessity for regulatory approval, is such that there can be no assurance of ultimate program success or that any resulting product will be commercially successful.

     Significant highlights of programs active during fiscal year 1998 are described below:

     1.   PREOPERATIVE SKIN ANTISEPTIC

     During fiscal 1998, delays were experienced in the finalization of the Company's New Drug Application (NDA) arising from the process of identifying and certifying a Good Manufacturing Practices (GMP) compliant supplier of the
active material.   This process was finalized during the fourth quarter of
fiscal 1998 and a final NDA update to the Food and Drug Administration (FDA) relating to the chemical and pharmaceutical issues is now expected to be made during the first half of fiscal 1999. This submission will complete the requirements for the NDA.

     Further testing of the preoperative skin antiseptic product to evaluate the potential use of the same formulation as an antiseptic for injection site or in-dwelling catheter site uses has been on hold pending responses to and final resolution of FDA's questions on the preoperative skin antiseptic NDA submission. It is still the Company's intention that an addendum to the original NDA to cover this expanded use will be submitted to FDA and this is now targeted for late in fiscal 1999 following the completion of additional clinical testing.

     Wherever possible, it is the Company's strategy to further the development of new use areas for the skin disinfectant range by the development and submission of addenda to the original NDA.

     2.   UDDER CARE BUSINESS

     The process of product registration in foreign markets continued during fiscal 1998. In addition, significant new formulation developments for potential new market sectors and for patent extension were also completed. Several new products have been successfully formulated. These have undergone "proof of principle" testing during fiscal 1998 and will continue to undergo field efficacy and toleration testing prior to market introduction during fiscal 1999.

     3.   ANTI-INFECTIVE ORAL RINSE

     While it was the Company's intention to proceed into the broader human clinical phase of evaluations for efficacy of the mouth rinse product versus gingivitis within the United States during fiscal 1998, discussions and investigations with potential licensees led instead to the conduct of an alternative series of tests on oral cavity changes following treatment. These were completed during the last quarter. A broader series of human clinical tests is now planned to begin during the first half of fiscal 1999.

     4.   FOOD DISINFECTION

     During fiscal 1998, the Company received final USDA approval to commence the commercial plant installation and operation of a purpose designed system for the application of acidified sodium chlorite to poultry carcasses. The process, known as the Sanova Food Quality System (SFQ), is intended to eliminate or substantially reduce food borne microorganisms of potential harm to humans on poultry carcasses during the slaughter process. The Company successfully introduced the system in the United States during 1998 and will continue to broaden the business base through further installations during fiscal 1999. In addition, the registration process for the SFQ system has been expanded outside of the USA to include preparation of the support documentation that is necessary for approvals for use in Europe, Canada and South America.

     During January, 1998, the FDA issued a notice of approval permitting the use of the Sanova system on red meats (beef, pork and sheep). A protocol proposing the commercial plant testing of the Sanova system to establish performance to USDA satisfaction was also submitted and approved during 1998. As a result, the first commercial plant installation for a beef plant is now scheduled to commence testing during the second quarter of fiscal 1999.

     The evaluation of the use of acidified sodium chlorite solutions for microbial reductions on fresh fruits and vegetables was successfully completed during fiscal 1998. At present the U.S. Environmental Protection Agency (EPA) regulates this field. The Company expects to submit an approval request during the first fiscal quarter.

     Evaluations into the potential for expansion into the fish (shrimp and shellfish) areas continued during fiscal 1998.

     5.   INTRAMAMMARY INFUSION

     The objective of this program is to provide safe and effective treatment and control of bovine clinical and/or subclinical mastitis in lactating dairy cattle with no milk-withholding requirements which would provide the Alcide product with distinct market advantages as compared to antibiotics, which require milk withdrawal during treatment and several days thereafter. Evaluations completed during fiscal 1998 finalized the formulation development effort and confirmed the creation of a well tolerated product for therapeutic treatment schedules. The fiscal 1999 program will evaluate residue profiles and dose rate/treatment regimes. On the successful completion of these programs it is anticipated that a Investigational New Animal Drug (INAD) submission will be made to the FDA.

     On an ongoing basis the Company continues to examine the potential for new, more effective formulations to protect and possibly enhance its market position in the surface area sterilant/disinfectant field, in the disinfection of foods and in the bovine mastitis treatment/prevention field.

D.   PATENTS AND TRADEMARKS

     The Company considers protection of its technologies by United States and foreign patents to be an important aspect of its business. No assurance can be given, however, as to the validity, enforceability or scope of its patent protection. Should the patents be held invalid, become ineffective against competition or expire prior to the Company's successful development of a market for its products, there may be a material adverse impact on the Company's business. Furthermore, the possibility of patent infringement by third parties cannot be entirely eliminated. In the event of such infringement by third parties, if the Company is not successful in terminating such infringement, the viability of the Company could be severely and adversely affected.

     Conversely, no assurances can be given that the manufacture, use or sale of the Company's products will not infringe the patent rights of others. In the event of infringement or alleged infringement, the Company's ability to market its products could be adversely affected and the viability of the Company could be severely and adversely affected.

     PATENTS -- The Company owns the following sixteen issued United States patents:

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

     10)  U.S. Patent No. 5,389,390
          "Process for Removing Bacteria from Poultry and Other Meats"

     11)  U.S. Patent No. 5,597,561
          "Adherent Disinfecting Compositions and Method of Use in Skin Disinfection"

     12)  U.S. Patent No. 5,622,725
          "Wound Disinfection and Repair"

     13)  U.S. Patent No. 5,628,959
          "Composition and Method for Sterilizing Dialyzers"

     14)  U.S. Patent No. 5,651,977
          "Adherent Disinfecting Compositions and Methods Related Thereto"

     15)  U.S. Patent No. 5,667,817
          "Method and Composition for the Prevention and Treatment of Female Lower Genital Tract Microbial Infections"

     16)  "U.S. Patent No. 5,772,985
          "Composition and Methods for Treatment of Skin Lesions"

     Two new U.S. patent applications were filed during fiscal year 1998. Four additional U.S. patent applications are pending, as well as two reissue applications corresponding to patents 7) and 8) above. Numerous corresponding foreign applications are issued or pending.

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

     These same marks have been registered outside of the U.S. in markets where the Company has determined that there is a commercial opportunity for the appropriate product area. For translation reasons, the mark
DIPPINguld-Registered Trademark- has been determined to be more appropriate than DIPPINgold-Registered Trademark- in certain foreign countries. Therefore, the spelling variant DIPPINguld-Registered Trademark- has been registered in Denmark, Norway, Finland and Sweden.

     The Company markets its antimicrobial to the poultry processing industry through Novus International, Inc. under the mark Sanova-TM-, which has been registered to Novus. Under the terms of the agreement with Novus the Sanova mark is being transferred and will be owned by Alcide Corporation. This mark will cover antimicrobial applications in other food processing applications once such applications are approved by the appropriate regulatory authority.

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

     The dairy hygiene market into which UDDERgold Plus, UDDERgold, Pre-Gold and 4XLA teat dips are sold is a highly fragmented worldwide market in which major specialty chemical companies compete. The major classes of products sold in this market are iodophors and chlorhexidines. The Company's acidified sodium chlorite chemistry represents a novel chemical class. It, accordingly, necessitates obtaining regulatory approval or registration in most countries in which it is commercialized. The Company sells its teat dips in each country via either an animal health or an artificial insemination company.

     The market for disinfection of poultry and other food products is dynamic and rapidly emerging as a result of consumer concern and U.S. Government regulatory activity. A number of technologies are directed at reduction of food borne pathogens. Of these, trisodium phosphate is used in a manner similar to the Company's product, Sanova. Chlorine dioxide and ozone have been tested in poultry chiller waters but have not been broadly accepted by the industry. Irradiation technology has been approved by USDA and FDA but is not broadly used by the poultry industry and, in the limited cases where irradiation is used, the process involves a secondary treatment outside the poultry processing plant. Market conditions within the food processing industry are such that additional competition is likely.

G.   GOVERNMENT REGULATION

     1.   DAIRY INDUSTRY

     The Company's products sold to the dairy industry require registration for sale in a number of international markets. UDDERgold Teat Dip has been registered in Canada, the United Kingdom, Republic of Ireland, Denmark, The Netherlands, Italy, Spain, Portugal, Belgium, New Zealand, Brazil, France, Chile, Argentina and India. The product is legally sold without formal registration in the United States, Greece, Hungary and Mexico. Registrations are pending in Poland, South Africa and Switzerland.

     In West Germany, a New Drug Application for UDDERgold Teat Dip was filed in February, 1989. The application was rejected in March, 1997. Alcide filed an appeal to the German court but this has also been rejected. A new registration application is being prepared for filing. The Company's distributor in The Netherlands is selling product to German customers who buy the product in The Netherlands.

     4XLA Teat Dip has been registered in New Zealand, Chile, Argentina, Canada and Denmark. The product is sold without registration in France, The Netherlands, Belgium, Italy and the United States.

     In the event the Company employs distributors in other countries, registration documents will be filed either directly by the Company or by the specific distributor.

     It is expected that substantially all new products presently under development by Alcide Corporation will require regulatory approval.

     2.   FOOD PROCESSING ANTIMICROBIALS:

          a.   Poultry

          The Company's Food Additive Petition was approved by FDA in April, 1996 and by USDA in January, 1998. The product is now actively marketed and is being utilized by a number of major poultry processing companies.

          b.   Red Meats

          The Company's Food Additive Petition was approved by FDA in March, 1998. Alcide plans to begin conducting a commercial plant test under supervision of the USDA in late 1998, as a necessary step in obtaining the agency's required approval.

          c.   Fruits and Vegetables

          Alcide has conducted tests that it believes necessary to obtain regulatory approval to market its product as an antimicrobial intervention for fruits and vegetables. The Company plans to submit its application to the EPA in September, 1998.

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

K.   SUBSEQUENT EVENT

     On August 3, 1998, the Company agreed with Novus International, Inc. to open discussions regarding renegotiation of the agreement between Alcide and Novus dated May 21, 1997, for distribution of the Company's products to the poultry industry. The terms and conditions that govern the relationship between Novus and Alcide during the renegotiation period, which ends October 31, 1998, were filed on Form 8-K on August 11, 1998.

ITEM 2.   PROPERTIES

     The five-year lease for the Company's Redmond facility provides for a monthly rent of $5,188 through May, 1999. Management believes the space will adequately support the Company's office and laboratory needs for at least the next year.

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

     On November 17, 1997, the Company moved for leave to file an amended answer, including a counter claim, against certain plaintiffs. The proposed amended answer alleges that plaintiffs are precluded from obtaining the relief sought in their complaint because, if the agreements at issue were found to support such relief, they would constitute an unfair transaction from the Company's point of view and a breach of fiduciary responsibility by the plaintiffs who were officers and directors of the Company at the time of those agreements and who were self interested in approving the agreements on the Company's behalf. Further, if the Company is held liable in whole or part for any of the obligations asserted by the plaintiffs, the Company is entitled to recover all such obligations from the plaintiffs. The motion has been fully briefed but the court has not yet issued a decision or scheduled oral argument.

     The Company has denied any wrongdoing in connection with the matters that have been alleged and intends to defend the lawsuit vigorously. There can be no assurance, however, that the Company's defense will be successful, or that the lawsuit, or any settlement or trial with regard thereto, will not have an adverse effect on the Company or its financial condition.

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

     The following table sets forth the range of the Common Stock on NASDAQ qfor the fiscal quarters indicated, as reported by NASDAQ.

                                                   HIGH           LOW
                                                 -------         ------
     COMMON STOCK

     YEAR ENDED MAY 31, 1997
     First quarter                               25 1/4          20 3/4
     Second Quarter                              22 1/4          18 1/2
     Third Quarter                               25 3/4          18
     Fourth Quarter                              31 1/2          17 3/4

     YEAR ENDED MAY 31, 1998
     First Quarter                               56 1/2          31 1/2
     Second Quarter                              67 1/8          49 7/8
     Third Quarter                               64              48
     Fourth Quarter                              60              38 1/4

     No dividends were declared or paid for these periods.
     Prices represent final daily transactions between dealers without retail mark-up, mark-down or commissions, and may not represent actual transactions.
     On August 1, 1998, there were approximately 1,731 Common stockholders of record.

ITEM 6.   SELECTED FINANCIAL DATA

                                             FISCAL YEARS ENDED
                                             ------------------
                    MAY 31, 1994  MAY 31, 1995  MAY 31, 1996  MAY 31, 1997  MAY 31, 1998
Net sales            $7,645,350    $9,153,104    $11,145,826   $11,768,504   $12,998,952

Net income            1,066,124     1,663,213      2,325,062     2,881,295     3,222,723

Diluted earnings per
common share and
equivalents                 .40           .60            .82          1.04          1.16

Total assets         10,347,770    11,910,992     13,768,614    15,113,672    16,369,337

Long term debt              ---           ---            ---           ---           ---

Redeemable
Preferred Stock         272,736       261,022        249,380       233,105       212,936


                       SELECTED QUARTERLY FINANCIAL DATA FOR THE
                       YEARS ENDED MAY 31, 1997 AND MAY 31, 1998

                                                              Net Income
                  Net Sales    Gross Profit    Net Income     per Share
Year Ended
May 31, 1997
1st Quarter      $ 2,042,222    $1,419,797      $  376,296       $ .13
2nd Quarter        2,744,874     1,850,961         601,724         .22
3rd Quarter        2,963,436     1,856,327         707,544         .25
4th Quarter        4.017,972     2,787,544       1,195,731         .43
                 -----------    ----------      ----------
Total for Year   $11,768,504    $7,914,629      $2,881,295       $1.04
                 -----------    ----------      ----------
                 -----------    ----------      ----------

Year Ended
May 31, 1998
1st Quarter      $ 3,192,396    $2,089,395      $  723,050       $ .26
2nd Quarter        3,231,276     2,206,822         795,155         .28
3rd Quarter        3,189,789     2,149,403         891,025         .31
4th Quarter        3,385,491     2,234,090         813,493         .29
                 -----------    ----------      ----------
Total for Year   $12,998,952    $8,679,710      $3,222,723       $1.16
                 -----------    ----------      ----------
                 -----------    ----------      ----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR 1998 AS COMPARED WITH 1997

     Fiscal year 1998 sales of $12,998,952 were 10% higher than fiscal year 1997 sales of $11,768,504. The sales increase was caused primarily by the $2,445,106 sales of Sanova food antimicrobial to Novus International, Inc. During fiscal 1997, sales to Novus were $1 million, representing an up-front, one time purchase by Novus of Alcide's prototype application equipment and inventory at the time that Novus entered into a distribution agreement with Alcide.

     Interest income for fiscal 1998 was $638,016, a 49% increase over fiscal 1997 interest income of $427,316. The increase is due entirely to an increase of funds available for investment.

     Cost of goods sold was $4,319,242 in fiscal year 1998, or 33% of net sales as compared to $3,853,875 in fiscal year 1997, which was also 33% of net sales. During the fiscal year there were no material changes in the unit cost components of cost of goods, nor did Alcide change its selling prices during the year, and therefore, on balance, cost of goods as a percentage of sales remained essentially unchanged.

     ROYALTY OBLIGATIONS

     The Company has an obligation pursuant to certain royalty and consolidation agreements to pay patent holders, some of whom were early investors in the Company, a royalty of 50% of its license revenues and 8% of its net cash sales of products subject to such agreements. In fiscal 1998, net sales of $4,161,018 were covered by the royalty and consolidation agreements compared to $4,248,923 in fiscal 1997.

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

     RESEARCH AND DEVELOPMENT

     Research and Development expenses in fiscal year 1998 were $1,633,925 as compared to $1,546,285 in fiscal 1997. The 6% increase over fiscal 1997 was caused primarily by inflationary increases for salaries and laboratory supplies and by the testing required to support USDA approval of Sanova for poultry processing plants.

     SELLING AND ADMINISTRATIVE EXPENSE

     Other selling, general and administrative expenses were $2,148,949 in fiscal 1998, a 6% increase over fiscal 1997 expenses of $2,026,284. The difference was primarily due to an increase in marketing and promotion expense and an increase in legal fees due to product litigation, offset by a $185,415 reduction in executive bonus expense.

     INCOME TAX

     The Company's Statements of Operations for fiscal 1998 includes a provision for income taxes of $1,848,358 which is a tax rate of 36.4% of income before provision for income taxes. The provision for income taxes in fiscal 1997 was $1,423,698, or a tax rate of 33.1%. The difference in tax rates is due primarily to a 2.4% provision for state taxes in fiscal 1998, while no such provision was made in fiscal 1997.

     NET INCOME

     Net income for fiscal 1998 was $3,222,723, an increase of $341,428 or 12% over the previous fiscal year. The increase was achieved as a result of the net sales increase and interest income increases noted above, offset by an increase in operating expenses and the income tax provision.

     LIQUIDITY

     The Company's cash, cash equivalents and investments in U.S. Government securities totaled $12,131,229 at May 31, 1998, a $2,220,555 increase over the previous fiscal year end. The increase was generated from operations primarily offset by a $2,934,369 repurchase of Alcide Common Stock.

     The Company anticipates that income during fiscal 1999 will be adequate to sustain the Company and that its cash resources will enable it to meet its operating requirements and support its capital needs in the ensuing fiscal year.

     ACCOUNTS RECEIVABLE

     The Company sells its products to customers and distributors on terms typical of the industry. Sales to U.S. customers are on 30-day terms. Sales to international distributors are on 60-day terms. During the past three fiscal years Alcide offered extended terms up to 120 days to ABS Global, Inc., its largest distributor, in exchange for a finance charge equal to 2% of invoice amounts. In February, 1998, ABS resumed normal 30-day payment terms to Alcide. This had the effect of reducing accounts receivable from ABS by $1,308,876 at May 31, 1998 as compared with May 31, 1997.

     LEASES AND CAPITAL EXPENDITURES

     The Company's office and laboratory space is leased under operating leases from unaffiliated lessors. During fiscal 1998 the Company spent $25,158 on the purchase of fixed assets. Planned capital expenditures for laboratory and office equipment for fiscal year 1999 are expected to be less than $100,000. In addition, the Company may elect to invest capital to supply Sanova Food Quality

Systems to poultry processing plants to expand the sale of the Company's Sanova antimicrobial compound. Investments in Sanova equipment are estimated to be $300,000 to $500,000 per processing plant and as many as 20 plants may be started in fiscal 1999. If such capital investments were made in Sanova Food Quality Systems, the Company would expect to offset a portion of the capital investment cost with increased sales revenue.

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

     Interest and nonoperating income for the fiscal year 1997 was $553,846, an increase of 74% from the prior year's $318,677. The increase reflects the impact of higher investable liquid assets and a $100,000 payment to Alcide by Novus on February 6, 1997 to secure negotiating rights for a distribution agreement.

     Cost of goods sold was $3,853,875 in fiscal year 1997, or 33% of sales, as compared to $3,737,957 in fiscal year 1996, or 34% of sales. The lower cost of goods as a percentage of sales reflects the impact of the sale to Novus.

     ROYALTY OBLIGATIONS

     The Company has an obligation pursuant to certain royalty and consolidation agreements to pay patent holders, some of whom were early investors in the Company, a royalty of 50% of its license revenues and 8% of its net cash sales of products subject to such agreements. In fiscal 1997, net sales of $4,248,923 were covered by the royalty and consolidation agreements.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to pages 14 and 25 through 36 of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There have been no disagreements on accounting and financial disclosures with Arthur Andersen LLP with regard to the financial statements for fiscal 1998, 1997 and 1996. The principal accountants' reports on financial statements of the Company for the past year did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty of audit scope or accounting principles.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Pursuant to the Company's by-laws, Directors are elected to a one-year term of office by the shareholders of the Company at its Annual Meeting.

     Information regarding the Directors and Executive Officers of the Company as of May 31, 1998 is listed in the following table:

                         POSITIONS WITH THE COMPANY AND      DIRECTOR OR
                         PRINCIPAL OCCUPATION OR EMPLOYMENT  EXECUTIVE OFFICER
NAME               AGE   DURING THE PAST FIVE YEARS          SINCE
Thomas L. Kempner  71    Director and Chairman of the Board         1983
                         of the Company; Chairman and Chief
                         Executive Officer of Loeb Partners
                         Corporation, a private investment
                         banking firm, since 1979.
                         Presently serves on the Boards of
                         Directors of  Energy Research
                         Corporation; IGENE Biotechnology,
                         Inc.; Roper Starch Worldwide,
                         Inc.; Intermagnetics General;
                         Northwest Airlines, Inc.
                         (Emeritus); and CCC Information
                         Services Group, Inc.

Kenneth N. May     67    Director of the Company; Retired           1995
                         in August, 1989 as Chairman, Chief
                         Executive Officer and a director
                         of Holly Farms Foods, Inc.,
                         completing 19 years with that
                         company.  Previously held
                         positions as Professor of Poultry
                         Science at Mississippi State
                         University and the University of
                         Georgia.  Technical advisor and
                         consultant to the National Broiler
                         Council on food safety matters.
                         Serves on the Board of Directors
                         of Embrex, Inc.  Dr. May has been
                         active in the Poultry Science
                         Association and the National
                         Broiler Council, and has served on
                         various committees for the USDA.


Joseph A. Sasenick 58    Director of the Company; President         1991
                         and Chief Executive Officer of the
                         Company since February 1992;
                         President and Chief Operating
                         Officer of the Company from
                         February 1991 to February 1992.
                         Presently serves on the Executive
                         Committee and Board of Directors
                         of the Washington Biotechnology
                         and Biomedical Association and
                         Board of Directors of the
                         Technology Alliance, a special
                         program of the Greater Seattle
                         Chamber of Commerce.  Previously
                         held senior management positions
                         at Abbott Laboratories and The
                         Gillette Company.

William G. Spears  60    Director of the Company; Chairman          1989
                         and CEO of Key Asset Management,
                         the investment advisory subsidiary
                         of KeyCorp. since 1996.  Presently
                         serves on the Board of Directors
                         of United HealthCare Corp.
                         Chairman,  HealthCare Chaplaincy
                         Board of Trustees and Vice
                         Chairman of Quinnipiac College
                         Board of Trustees.

John P. Richards   56    Executive Vice President, Chief            1991
                         Financial Officer of the Company;
                         President of Tartan Marine Company
                         from June 1983 to November 1990.
                         Previously held various financial
                         and operational management
                         positions at Abbott Laboratories
                         from 1968 to 1983.

G. Kere Kemp       48    Executive Vice President, Chief            1992
                         Scientific Officer of the Company.
                         Previously held clinical research
                         positions with Pfizer, Inc.  His
                         fifteen year term at Pfizer
                         included assignments in New
                         Zealand, the United Kingdom and
                         New York, from 1976 to 1991.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference from the Section captioned "Executive Compensation" contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference from the Section captioned "Share Ownership by Directors, Executive Officers and Certain Beneficial Owners" contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from the Section captioned "Certain Transactions" contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  Documents filed with Report:

               1.   FINANCIAL STATEMENTS

                    Independent Auditors' Report.
                    Balance Sheets as of May 31, 1997 and May 31, 1998. Statements of Operations for each of the years ended May 31, 1996, May 31, 1997 and May 31, 1998.
                    Statements of Changes in Shareholders' Equity for each of the years ended May 31, 1996, May 31, 1997 and May 31, 1998.
                    Statements of Cash Flows for each of the years ended May 31, 1996, May 31, 1997 and May 31, 1998.

               2.   FINANCIAL STATEMENT SCHEDULE

                    Notes to Financial Statements.
                    Selected Quarterly Financial Data for the Years Ended May 31, 1997 and May 31, 1998, on Page 14.

               3.   EXHIBITS

                    See Index to Exhibits on Page 23.

          (b)  Reports on Form 8-K.

               None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ALCIDE CORPORATION
                         (Registrant)

                         By /s/Joseph A. Sasenick
                            -------------------------------------
                         Joseph A. Sasenick, President
                         Chief Executive Officer

                         By /s/John P. Richards
                            -------------------------------------
                         John P. Richards, Executive Vice President
                         Chief Financial Officer (Principal Accounting Officer)
Date:  July 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/Thomas L. Kempner                    Director                 July 15, 1998
-------------------------------
Thomas L. Kempner


/s/Kenneth N. May                       Director                 July 15, 1998
-------------------------------
Kenneth N. May


/s/Joseph A. Sasenick                   Director, President,     July 15, 1998
-------------------------------         Chief Executive Officer
Joseph A. Sasenick


/s/William G. Spears                    Director                 July 15, 1998
-------------------------------
William G. Spears

INDEX TO EXHIBITS


EXHIBIT NO.
-----------
3.1       Certificate of Incorporation (previously filed as an exhibit to
          Registration Statement No. 2-79954 on Form S-1 filed October 22, 1982, and incorporated herein by reference).

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

10.23     Distributor Agreement by and between the Company and Novus
          International, Inc., dated May 21, 1997 (previously filed on Form 8-K of the Registrant on May 30, 1997, and incorporated herein by reference).

10.24 Distributor Agreement by and between the Company and Ingenieursbureau lr. P.C. Heemskerk b.v., dated June 1,1997, covering territories of The Netherlands, Denmark, Belgium, Germany, Luxembourg, Sweden and
          Finland (previously filed as an exhibit to Form 10-Q of the Registrant for the quarter ended February 28, 1998, and incorporated herein by reference).

10.25 Distributor Agreement by and between the Company and Ingenieursbureau lr. P.C. Heemskerk b.v., dated September 4, 1997, covering the territory of France (previously filed as an exhibit to Form 10-Q of the Registrant for the quarter ended February 28, 1998, and incorporated herein by reference).

10.26     Distributor Agreement by and between the Company and Universal
          Marketing Services, Inc., dated January 30, 1998, covering territories of the United Kingdom, Spain and the Republic of Ireland (previously filed as an exhibit to Form 10-Q of the Registrant for the quarter ended February 28, 1998, and incorporated herein by reference).

10.27 Amendment dated August 3, 1998 to Distributor Agreement by and between the Company and Novus International, Inc., dated May 21, 1997
          (previously filed on Form 8-K of the Registrant on August 11, 1998, and incorporated herein by reference).

23.1      Consent of Independent Public Accountants.

                                 ARTHUR ANDERSEN LLP




                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Alcide Corporation:

We have audited the accompanying balance sheets of Alcide Corporation (a Delaware corporation) as of May 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years ended May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Alcide Corporation as of May 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years then ended in conformity with generally accepted accounting principles.


                                       /s/Arthur Andersen LLP

Seattle, Washington
June 19, 1998

                      ALCIDE CORPORATION BALANCE SHEETS MAY 31,

                                                                 MAY 31,
                                                        -------------------------
                                                           1997           1998
                                                        -----------   -----------
ASSETS:
     Current assets:
          Cash and cash equivalents                     $ 6,723,154   $ 7,844,217
          Short term investments                          2,086,900     3,782,752
          Accounts receivable - trade                     2,498,981     2,268,264
          Inventory                                       1,115,627     1,353,870
          Prepaid expenses and other current assets         285,971       213,269
                                                        -----------   -----------
               Total current assets                      12,710,633    15,462,372
                                                        -----------   -----------

     Equipment and leasehold improvements:
          Office equipment                                  100,010       112,280
          Laboratory and manufacturing equipment            132,404       145,292
          Leasehold improvements                             56,152        56,152
     Less:  Accumulated depreciation and amortization      (143,604)     (202,318)
                                                        -----------   -----------
     Total equipment and leasehold improvements, net        144,962       111,406
                                                        -----------   -----------
     Deferred income tax asset                            1,090,229       285,618
                                                        -----------   -----------
     Other assets                                         1,167,848       509,941
                                                        -----------   -----------
TOTAL ASSETS                                            $15,113,672   $16,369,337
                                                        -----------   -----------
                                                        -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
          Accounts payable                              $   329,808   $   269,801
          Accrued expenses                                  477,793       157,812
          Income taxes payable                               15,253       125,000
                                                        -----------   -----------
               Total liabilities                            822,854       552,613
                                                        -----------   -----------
     COMMITMENTS AND CONTINGENCIES

     Redeemable Class B Preferred Stock -
     noncumulative convertible $.01 par value;
          authorized 10,000,000 shares
          issued and outstanding:
          May 31, 1997 - 88,802
          May 31, 1998 - 81,119                             233,105       212,936
                                                        -----------   -----------
     Shareholders' equity:
     Class "A" Preferred Stock - no par value
          authorized 1,000 shares; issued and
          outstanding 1,000 shares                          135,307       135,307
     Common Stock $.01 par value;
          authorized 100,000,000 shares;
          issued and outstanding:
          May 31, 1997 - 2,799,408
          May 31, 1998 - 2,872,313                           27,994        28,723
     Treasury stock at cost                              (3,191,425)   (6,125,794)
     Additional paid-in capital                          18,302,377    19,559,369
     Retained Earnings (Accumulated Deficit)             (1,216,540)    2,006,183
                                                        -----------   -----------
          Total Shareholders' Equity                     14,057,713    15,603,788
                                                        -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $15,113,672   $16,369,337
                                                        -----------   -----------
                                                        -----------   -----------

See notes to financial statements.

                               ALCIDE CORPORATION
                            STATEMENTS OF OPERATIONS

                                                             FOR THE YEARS ENDED MAY 31,
                                                             ---------------------------
                                                          1996           1997           1998
                                                          ----           ----           ----
NET SALES                                             $11,145,826    $11,768,504    $12,998,952
                                                      -----------    -----------    -----------
EXPENDITURES:
     Cost of goods sold                                 3,737,957      3,853,875      4,319,242
     Royalty expense                                      807,940        437,877        332,881
     Research and development expense                   1,176,563      1,546,285      1,633,925
     Depreciation and amortization                         49,454         57,022         58,714
     Consulting expense to related parties                 96,150         96,014         96,012
     Other selling, general/administrative              2,070,570      2,026,284      2,148,949
                                                      -----------    -----------    -----------
                                                        7,938,634      8,017,357      8,589,723
                                                      -----------    -----------    -----------
Operating income                                        3,207,192      3,751,147      4,409,229

Interest income                                           294,881        427,316        638,016
Other income                                               23,796        126,530         23,836
                                                      -----------    -----------    -----------
Income before provision for income taxes                3,525,869      4,304,993      5,071,081

Provision for income taxes                              1,200,807      1,423,698      1,848,358
                                                      -----------    -----------    -----------
Net income                                            $ 2,325,062    $ 2,881,295    $ 3,222,723
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------
Basic earnings per common share                       $      0.89    $      1.12    $      1.24
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------
Diluted earnings per common share and equivalents     $      0.82    $      1.04    $      1.16
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------
Weighted average common shares outstanding              2,623,355      2,578,945      2,607,192
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------
Weighted average common shares & common share
equivalents                                             2,832,088      2,783,064      2,789,491
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------

See notes to financial statements.

                               ALCIDE CORPORATION
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                     Class "A"                                  Additional
                                  Preferred Stock          Common Stock          Paid In        Common Treasury Stock
                                                                                 Capital
------------------------------------------------------------------------------------------------------------------------
                                  Shares     Amount      Shares      Amount                     Shares        Amount
------------------------------------------------------------------------------------------------------------------------
Balance May 31, 1995               1000     $135,307    2,787,838    $27,878    $18,164,399    (153,380)    ($1,441,132)

Exercise of Stock Options                                   3,700         37         26,013

Purchase Treasury Stock                                                                         (38,957)       (772,713)

Tax Benefit from Exercise of
Non-Qualified Stock Options                                                          19,000

Net Income
------------------------------------------------------------------------------------------------------------------------

Balance May 31, 1996               1,000    $135,307    2,791,538    $27,915    $18,209,412    (192,337)    ($2,213,845)

Exercise of Stock Options                                   7,870         79         69,965

Purchase Treasury Stock                                                                         (48,382)       (977,580)

Tax Benefit from Exercise of
Non-Qualified Stock Options                                                          23,000

Net Income
------------------------------------------------------------------------------------------------------------------------

Balance May 31, 1997               1,000    $135,307    2,799,408    $27,994    $18,302,377    (240,719)    ($3,191,425)

Exercise of Stock Options                                  72,905        729        394,617

Purchase Treasury Stock                                                                         (68,446)     (2,934,369)

Tax Benefit from Exercise of
Non-Qualified Stock Options                                                         862,375

Net Income

------------------------------------------------------------------------------------------------------------------------

Balance May 31, 1998               1,000    $135,307    2,872,313    $28,723    $19,559,369    (309,165)    ($6,125,794)
                                   -----    --------    ---------    -------    -----------    --------     -----------
                                   -----    --------    ---------    -------    -----------    --------     -----------


                                    Retained          Total
                                    Earnings       Shareholders'
                                  (Accumulated        Equity
                                    Deficit)
----------------------------------------------------------------

----------------------------------------------------------------
Balance May 31, 1995              ($6,422,897)     $10,463,555

Exercise of Stock Options                               26,050

Purchase Treasury Stock                               (772,713)

Tax Benefit from Exercise of
Non-Qualified Stock Options                             19,000

Net Income                          2,325,062        2,325,062
----------------------------------------------------------------

Balance May 31, 1996              ($4,097,835)     $12,060,954

Exercise of Stock Options                               70,044

Purchase Treasury Stock                               (977,580)

Tax Benefit from Exercise of
Non-Qualified Stock Options                             23,000

Net Income                          2,881,295        2,881,295
----------------------------------------------------------------

Balance May 31, 1997              ($1,216,540)     $14,057,713

Exercise of Stock Options                              395,346

Purchase Treasury Stock                             (2,934,369)

Tax Benefit from Exercise of
Non-Qualified Stock Options                            862,375

Net Income                          3,222,723        3,222,723
----------------------------------------------------------------

Balance May 31, 1998               $2,006,183      $15,603,788
                                   ----------      -----------
                                   ----------      -----------

See notes to financial statements.

                  ALCIDE CORPORATION STATEMENTS OF CASH FLOWS

                                                                 FOR THE YEARS ENDED MAY 31,
                                                                 ---------------------------
                                                              1996           1997           1998
                                                              ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:                      $2,325,062    $ 2,881,295    $ 3,222,723
     Net income
     Adjustments to reconcile net income to
          net cash provided by operating activities:
          Depreciation                                         49,454         57,022         58,714
          Amortization                                        (50,959)       (53,359)       (82,512)
          Common Stock issued to directors,
            consultants and the employee
            stock ownership plan                               62,003         52,000         55,081
          Deferred income tax                               1,103,218      1,330,962        804,611

          Decrease (increase) in assets:
               Inventory                                     (366,303)      (187,127)      (238,243)
               Accounts receivable - trade                     (1,522)        86,446        230,717
               Prepaid expenses and other current assets       55,163       (137,424)        72,702
               Other assets                                    10,273        (53,058)       657,907

          Increase (decrease) in liabilities:
               Accounts payable                                (4,758)       (44,632)       (60,007)
               Accrued expenses and
               taxes payable                                  276,623       (590,794)       652,141
                                                           ----------    -----------    -----------
     Net cash provided by operating activities              3,458,254      3,341,331      5,373,834
                                                           ----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of investments                              (997,786)    (2,050,907)    (3,720,340)
     Redemption of investments                              1,000,000      1,050,000      2,107,000
     Acquisition of equipment                                 (44,422)        (7,354)       (25,158)
                                                           ----------    -----------    -----------
     Net cash provided by (used in)
     investing activities                                     (42,208)    (1,008,261)    (1,638,498)
                                                           ----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of Alcide Common and
     redemption of Class B
     Preferred Stock                                         (846,358)    (1,045,855)    (3,009,619)
     Stock Options exercised                                   26,050         70,044        395,346
                                                           ----------    -----------    -----------
Net cash (used in) financing activities                      (820,308)      (975,811)    (2,614,273)
                                                           ----------    -----------    -----------
Net increase (decrease) in cash and
cash equivalents                                            2,595,738      1,357,259      1,121,063

Cash and cash equivalents at beginning of year              2,770,157      5,365,895      6,723,154
                                                           ----------    -----------    -----------
Cash and cash equivalents at end of year                   $5,365,895    $ 6,723,154    $ 7,844,217
                                                           ----------    -----------    -----------
                                                           ----------    -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for interest                       ---            ---
     Cash paid during the year for income taxes            $   87,000    $    41,000    $    71,625

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     a. Revenue Recognition: Sales to Novus International, Inc. are recorded at the greater of minimum payments set forth in the contract or actual products shipped at the end of each fiscal quarter. All other sales are recorded at the time of shipment to end users or to distributors who take title to products at the time of shipment. One distributor accounted for $7,905,048 or 71% of net sales and $6,891,749 or 59%, and $6,532,471 or 50%
     in the years ended May 31, 1996, May 31, 1997 and May 31, 1998, respectively. Accounts receivable due from this customer were $1,646,162
     at May 31, 1997 and $337,286 at May 31, 1998.   Sales through the Company's
     four European distributors accounted for $2,697,254 or 24% of net sales in 1996, $3,194,221 or 27% of net sales in 1997 and $2,915,591 or 22% of net sales in 1998. Accounts receivable due from these customers were $672,983 at May 31, 1997 and $1,111,750 at May 31, 1998.

     The Company provides a limited warranty to its distributors which limits the Company's obligation to replacement of defective product. Such replacements have for the past several years been less than .1% of net sales.

     b. Cash and cash equivalents consist of short-term interest-bearing instruments, primarily U.S. Treasury based money market accounts redeemable on demand. These investments are carried at amortized cost which approximates market.

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

     h. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

3.   INVESTMENTS:

     Debt securities that the Company has both the intent and ability to hold to maturity are classified as "held-to-maturity" and are carried at amortized cost. Information regarding securities held at May 31, 1997 and May 31, 1998, is as follows:

                                 Amortized Cost              Fair Value
                                 --------------              ----------
Investment Classification      1997          1998         1997         1998
-------------------------      ----          ----         ----         ----
Held-to-maturity:
Current                     $2,086,900    $3,782,752   $2,098,013   $3,783,746
Long Term                    1,100,620       504,259    1,102,750      511,875
                            ----------    ----------   ----------   ----------
                            $3,187,520    $4,287,011   $3,200,763   $4,295,621
                            ----------    ----------   ----------   ----------
                            ----------    ----------   ----------   ----------

                              Gross Unrealized Gains          Maturity
                              ----------------------          --------
Investment Classification      1997          1998         1997         1998
-------------------------      ----          ----         ----         ----
Held-to-maturity              $13,243       $8,610      1-2 years   1-5 years

     Investments consist entirely of debt obligations of the United States.

4.   INVENTORY:

     Inventory is recorded at the lower of cost or market on a first-in, first-out basis, as follows:

                                  May 31, 1997      May 31, 1998
                                  ------------      ------------
Raw Materials                      $  973,907        $  947,243
Finished Products                     141,720           406,627
                                   ----------        ----------
Total                              $1,115,627        $1,353,870
                                   ----------        ----------
                                   ----------        ----------

5.   ACCRUED EXPENSES:

     At May 31, accrued expenses were comprised of the following:

                                                           1997            1998
                                                           ----            ----
      Accrued royalties                                $108,549        $113,655
      Accrued employee salaries, incentive and
      benefits                                          267,228          29,147
      Reserve for defending against potential
      royalty claim                                      87,000             -0-
      Other accrued expenses                             15,016          15,010
                                                       --------        --------
                                                       $477,793        $157,812
                                                       --------        --------
                                                       --------        --------

6.   COMMITMENTS AND CONTINGENCIES:

     a.  Leases:
     Effective July, 1994, the Company occupied office and laboratory space in Redmond, Washington under a five-year noncancellable lease expiring May 31, 1999. Insurance, utilities and maintenance expenses are borne by the Company.

     There are no contingent rentals or sublease rentals.

     The annual lease commitment for the Redmond, Washington facility is $62,256 in fiscal year 1999.

     b.  Employment Agreements:
     One officer has an employment agreement which obligates the Company to a salary of $210,109 per year. Bonus compensation of 100% of base pay can be earned.

     c.  Royalty Agreement:
     The Company has an obligation pursuant to certain royalty and consolidation agreements to pay patent holders a royalty of 50% of license revenues and 8% of net cash sales of its covered products subject to such agreements.

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

     The Company has denied any wrongdoing in connection with the matters that have been alleged and intends to defend the lawsuit vigorously. The Company has included in royalty expense in the accompanying income statement $514,977 in FY 1996, and $85,497 in FY 1997, to establish a reserve for the purpose of defending its position in this legal dispute. No reserve was established in FY 1998. During fiscal 1998, the Company incurred legal fees of $131,666 to defend its position in this lawsuit; $87,000 of those fees were charged against the previously established reserve. It is believed that the Company has completed substantially all discovery work in connection with the dispute (see Note 5).

     Royalty payments earned by patent holders for the fiscal years ended May 31, 1996, 1997, and 1998 were $305,167, $352,380, and $332,881, respectively.

     d.  Distribution Agreements:
     The Company has entered into agreements with each of its distributors of products sold to the dairy industry. Such agreements describe the territories covered, product pricing, and expected product purchases during the term of the agreement. Each such agreement has been filed with the SEC and is incorporated herein by reference.

     The Company has entered into an agreement with Novus International, Inc. for Sanova, its poultry processing antimicrobial. The agreement grants worldwide rights to Novus for antimicrobials sold to the poultry processing industry and also grants negotiating rights to Novus for other food processing industries.

7.   INCOME TAXES:

     A summary of the provision for income taxes follows:

                                     FY 1996           FY 1997          FY 1998
                                     -------           -------          -------
   Current
    Federal                       $   97,589        $   93,166       $  854,353
    State and local                      ---                --          189,394
                                  ----------        ----------       ----------
                                  $   97,589        $   93,166       $1,043,747

   Deferred
    Federal                       $1,103,218        $1,330,532       $  804,611
                                  ----------        ----------       ----------
                                  $1,200,807        $1,423,698       $1,848,358
                                  ----------        ----------       ----------
                                  ----------        ----------       ----------

     A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

                                                   FY 1996   FY 1997  FY 1998
                                                   -------   -------  -------
        Statutory federal income tax rate            34.0%    34.0%    34.0%
        State taxes                                   0.0%     0.0%     2.4%
        Other                                         0.1%    (0.9%)    0.0%
                                                     -----    -----    -----
        Effective income tax rate                    34.1%    33.1%    36.4%
                                                     -----    -----    -----
                                                     -----    -----    -----

     At May 31, 1997 and May 31, 1998, the deferred tax assets were comprised of the following:

                                                     1997            1998
                                                     ----            ----
        Operating loss carry forward           $  632,897             ---
        Temporary differences                       1,188        $ 27,414
        Credits carry forward                     194,837             ---
        Alt. minimum tax carry forward            261,307         258,204
                                               ----------        --------
        Total deferred tax asset               $1,090,229        $285,618
                                               ----------        --------
                                               ----------        --------

     The temporary differences result primarily from reserves recorded in the financial statements which will be deductible for tax reporting when paid.

8.   EARNINGS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards 128 ("SFAS 128"), "Earnings Per Share" which replaced the calculation of primary and fully diluted earnings per share with Basic and Diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents of the Company include the dilutive effect of outstanding stock options.

     Basic and Diluted earnings per share were calculated as follows:


                    COMPUTATION OF EARNINGS PER COMMON SHARE

                                                     For the Years Ended May 31,
                                                     ---------------------------
                                                  1996          1997          1998
                                                  ----          ----          ----
        Net Income                          $2,325,062    $2,881,295    $3,222,723

        Weighted average number of
        common shares outstanding            2,623,355     2,578,945     2,607,192

        Basic EPS                           $      .89    $     1.12    $     1.24

        Assuming exercise of options
        reduced by the number of shares
        which could have been purchased
        with the proceeds from exercise of
        such options                           208,733       204,119       182,299
                                            ----------    ----------    ----------

        Weighted average common shares
        outstanding and common share
        equivalents                          2,832,088     2,783,064     2,789,491
                                            ----------    ----------    ----------
                                            ----------    ----------    ----------
        Diluted EPS                         $      .82    $     1.04    $     1.16
                                            ----------    ----------    ----------
                                            ----------    ----------    ----------

9.      SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK:

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

        c.  Redeemable Class B Preferred Stock - Series 1 and 2.
        On September 30, 1994, the Company issued to holders of any outstanding Series 1 Stock, in a recapitalization, one share of Class B Stock to be designated as Series 2 Redeemable Preferred Stock ("Series 2 Stock") and 0.2 share of Common Stock. Commencing on September 30, 1994, the Company created a sinking fund to be funded, on that day and on the 30th day of September of each year thereafter, at a rate equal to 0.7% of the Company's prior fiscal year's net income, if any, at $2.625 per share plus declared and unpaid dividends in any amount equal to the sinking fund payment. The Company was required to redeem 7,683 shares of Series 2 Stock on September 30, 1997, for $20,169. Based on fiscal 1998 net income, the Company will redeem 8,594 shares of Series 2 stock for $22,559 on September 30, 1998. The Company may redeem any or all of the issued and outstanding Series 2 Stock at its option, at any time, at the redemption price of $2.625 per share.

10.     STOCK OPTIONS:

        The Company had an incentive stock option plan, which expired in May 1993. No additional grants may be issued under this plan. The Company replaced this plan with a new plan effective December, 1993, which includes both incentive stock options and nonstatutory stock options. Nonstatutory stock options may be granted to employees, directors, officers and consultants. The option exercise price for incentive stock options may not be less than the fair market value of the Common Stock on the date of the grant of the option. Non-qualified stock options are granted with an exercise price equal to 100% or greater of the fair market value of the Common Stock on the date of grant. Under this plan there are 120,750 options available for grant as of May 31, 1998.

        The Company also has a stock option plan for nonemployee directors. Options granted under the plan are granted with an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant. Under this plan there are 45,071 options available for grant as of May 31, 1998.

        Options are exercisable within 10 years from the date the option was granted. Options outstanding were granted at the market price or higher on the date of grant and will expire during the period July 2000 through June 2008. The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion 25 ("APB 25"), under which no compensation cost has been recognized. In 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective for years beginning after May 31, 1996. The Company has continued to measure compensation cost for employee stock compensation plans under the guidelines of APB 25, as allowed by SFAS 123.

     The status of the plan is as follows:

                                              FY 1996                  FY 1997                   FY 1998
                                              -------                  -------                   -------

                                         No. of      Weighted      No. of     Weighted       No. of        Weighted
                                         Shares   Avg. Share $     Shares   Avg. Share $     Shares    Avg. Share $
                                         ------   ------------     ------   ------------     ------    ------------
 Outstanding at  beginning of year      304,834          $7.50    337,634          $8.84    344,366           $9.22
 Granted                                 39,750          20.58     17,602          22.01     20,897           35.90
 Exercised                               (3,700)          7.04     (7,870)          8.90    (75,325)           6.87
 Canceled                                (3,250)         28.35     (3,000)         42.03       (750)          20.25
                                        -------                   -------                   -------
 Outstanding at end of  year            337,634          $8.84    344,366          $9.22    289,188           11.78
                                        -------                   -------                   -------
                                        -------                   -------                   -------

 Exercisable at end of  year            275,225          $7.31    286,338          $7.44    233,888           $8.76
                                        -------          -----    -------          -----    -------           -----
                                        -------          -----    -------          -----    -------           -----

     Information relating to stock options outstanding and stock options exercisable at May 31, 1998 is as follows:


  Range of Exercise
       Prices                          Options Outstanding                                 Options Exercisable
  ----------------- ----------------------------------------------------------        -----------------------------

                    No. of Shares    Weighted Avg. Life    Weighted Avg. $/Sh.        No. Shares    Wtd. Avg. $/Sh.
                    -------------    ------------------    -------------------        ----------    ---------------
 $4.10 - $7.75            143,120                  2.90                 $ 5.93           142,520             $5.92
 $8.63 - $11.63            73,739                  5.23                   9.82            68,339              9.68

 $19.75 - $63.00           72,329                  7.98                  25.35            23,029             23.59
                          -------                                                        -------
                          289,188                  4.76                 $11.78           233,888             $8.76
                          -------                                                        -------
                          -------                                                        -------

     Had compensation cost for these stock option plans been determined in accordance with SFAS 123, the Company's "Net income" and "Net income per common share" would have decreased to the following pro forma amounts for the years ended May 31, 1996, 1997 and 1998:

                                             FY 1996       FY 1997      FY 1998
                                             -------       -------      -------
 Net Income                 As reported   $2,325,062    $2,881,295   $3,222,723

                            Pro forma     $2,254,515    $2,780,416   $2,983,590
 Basic earnings per common
 share                      As reported   $      .89    $     1.12   $     1.24

                            Pro forma     $      .86    $     1.08   $     1.14

 Diluted earnings per
 common share and
 equivalents                As reported   $      .82    $     1.04   $     1.16

                            Pro forma     $      .80    $     1.00   $     1.07


     Because the SFAS 123 method of accounting has not been applied to stock options granted before January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

          The fair value of each stock option granted is valued on the date of grant using the Black-Scholes option pricing model. The weighted average grant-date fair value of stock options granted during 1998 was $26.99 per share using the assumptions of expected volatility of 72.2%, expected option lives of 7.5 years, risk-free rate of interest of 6.6% and no expected dividends. During 1997, the weighted average grant-date fair value of stock options granted was $14.05 per share using the assumptions of expected volatility of 51%, expected option lives of 7.5 years, risk-free rate of interest of 6.7% and no expected dividends. During 1996, the weighted average grant-date fair value of stock options granted was $12.86 per share using the assumptions of expected volatility of 51%, expected option lives of 7.5 years, risk-free rate of interest of 6.0% and no expected dividends.

11.       RELATED PARTY TRANSACTIONS:

          a.  Consulting Agreements
          Loeb Partners Corporation. During the fiscal year ended May 31, 1998, the Company paid Loeb Partners Corporation $60,000 in cash for executive and management services provided by Mr. Kempner and Mr. Mintz. Mr. Kempner holds approximately 51% of the voting equity of Loeb Holding Corporation, of which Loeb Partners Corporation is a 100% wholly-owned operating subsidiary.

          Kenneth N. May. During the fiscal year ended May 31, 1998, the Company paid Dr. Kenneth N. May 264 shares of Alcide Common stock having an aggregate purchase price of $12,012 plus $24,000 cash for consulting services in the field of pathogen control on poultry and other food products.

          b.  Royalty and Consolidation Agreement
          The Company has an obligation pursuant to certain royalty and consolidation agreements to pay to patent holders, some of whom were founders of and early investors in the Company, a royalty of 50% of its license revenues and 8% of its net sales of its covered manufactured products subject to said agreements. As the Company does not presently anticipate entering into sublicense agreements for products requiring royalty payment, its obligation to pay a royalty of 50% of its license revenues should have no material impact on the financial condition of the Company. The Company does anticipate paying a royalty of 8% of the net sales of its products to the extent they are subject to royalty payments, which payments will increase the Company's costs by such amount. Payments have aggregated $3,573,937 since 1983. During fiscal years 1998 and 1997, the amounts indicated below were paid to the following individuals and entities, certain of whose principals were members of the Board: Loeb Investors Co. V., $21,865 and $22,114; Loeb Investors Co. VIII, $863 and $873, respectively.

          Thomas L. Kempner is the managing partner of both Loeb Investors Co. V and Loeb Investors Co. VIII.

12.       EMPLOYEE STOCK OWNERSHIP PLAN:

          The Company has an employee stock ownership plan (the Plan). Employees who are at least age 21 and have completed one year of service are eligible to participate. The Company may make discretionary contributions to the Plan. The Company's contributions for fiscal years 1998, 1997 and 1996 were approximately $67,000, $60,500, and $62,000, respectively.

CORPORATE OFFICE
8561 154th Avenue NE
Redmond, Washington 98052
Phone:  (425) 882-2555
Fax:    (425) 861-0173



AUDITORS
Arthur Andersen LLP
801 Second Avenue, Suite 800
Seattle, WA   98104



COMMON STOCK LISTING
NASDAQ
(Symbol - ALCD)



TRANSFER AGENT AND REGISTRAR
American Securities Transfer and Trust, Incorporated
938 Quail Street, Suite 101
Lakewood, Colorado  80515