Form 10-Q
period 1998-08-31
ALCIDE CORP
filed 1998-10-14
CIK 708484

                                     FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1998
                               ------------------
          or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to
     ______________________.


Commission File Number:  0-12395


                               ALCIDE CORPORATION

             Delaware                                22-2445061
    ------------------------------     ------------------------------------
    State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization

    8561 154th Avenue North East, Redmond WA                       98052
    ----------------------------------------                     ----------
    (Address of principal executive offices)                     (Zip Code)


    Registrant's telephone number, including area code        (425) 882-2555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X       NO
      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1998: 2,558,148, net of Treasury Stock.

                                  ALCIDE CORPORATION

                                        INDEX


                                                                                                       PAGE
                                                                                                       ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

               Condensed Balance Sheets - August 31, 1998 (Unaudited) and May 31, 1998. . . . . . . .    3

               Unaudited Condensed Statements of Operations - For the three months ended
               August 31, 1998 and August 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . .    4

               Statements of Changes in Shareholders' Equity. . . . . . . . . . . . . . . . . . . . .    5

               Unaudited Condensed Statements of Cash Flows - For the three months ended
               August 31, 1998 and August 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . .    6

               Notes to Unaudited Condensed Financial Statements. . . . . . . . . . . . . . . . . . .    7


Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12


SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

                           ALCIDE CORPORATION CONDENSED BALANCE SHEETS



                                                                           AUGUST 31, 1998     MAY 31, 1998
                                                                           ---------------     ------------
                                                                              (UNAUDITED)
ASSETS:

  Current assets:

     Cash and cash equivalents                                                $ 8,304,461       $ 7,844,217

     Short term investments                                                     3,818,231         3,782,752

     Accounts receivable - trade                                                3,307,845         2,268,264

     Inventory                                                                  1,436,831         1,353,870

     Prepaid expenses and other current assets                                    123,897           213,269
                                                                              -----------       -----------
          Total current assets                                                 16,991,265        15,462,372
                                                                              -----------       -----------

  Equipment and leasehold improvements:

     Office equipment                                                             128,227           112,280

     Laboratory and manufacturing equipment                                       145,292           145,292

     Leasehold improvements                                                        56,152            56,152

     Less:  Accumulated depreciation and amortization                            (217,924)         (202,318)
                                                                              -----------       -----------

            Total equipment and leasehold improvements, net                       111,747           111,406
                                                                              -----------       -----------

  Deferred income tax asset                                                       285,618           285,618
                                                                              -----------       -----------

  Other assets                                                                    509,690           509,941
                                                                              -----------       -----------

TOTAL ASSETS                                                                  $17,898,320       $16,369,337
                                                                              -----------       -----------
                                                                              -----------       -----------

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Current liabilities:

     Accounts payable                                                         $   231,363       $   269,801

     Accrued expenses                                                             190,537           157,812

     Income taxes payable                                                         713,635           125,000
                                                                              -----------       -----------

Total Liabilities                                                               1,135,535           552,613
                                                                              -----------       -----------

COMMITMENTS AND CONTINGENCIES:

  Redeemable Class B Preferred Stock - noncumulative convertible
  $.01 par value:  authorized 10,000,000 shares;
  issued and outstanding:
     May 31, 1998 - 81,119
     August 31, 1998 - 81,119                                                     212,936           212,936
                                                                              -----------       -----------

  Shareholders' equity:

  Class "A" Preferred Stock - no par value authorized 1,000 shares;
  issued and outstanding 1,000 shares                                             135,307           135,307

  Common Stock $.01 par value; authorized 100,000,000 shares;
  issued and outstanding:
     May 31, 1998 - 2,872,313
     August 31, 1998   2,872,313                                                   28,723            28,723

  Treasury stock at cost                                                       (6,213,471)       (6,125,794)

  Additional paid-in capital                                                   19,559,369        19,559,369

  Retained Earnings                                                             3,039,921         2,006,183
                                                                              -----------       -----------

          Total Shareholders' Equity                                           16,549,849        15,603,788
                                                                              -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $17,898,320       $16,369,337
                                                                              -----------       -----------
                                                                              -----------       -----------


See notes to Unaudited Condensed Financial Statements.

       ALCIDE CORPORATION UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                     For the Three Months Ended
                                                                   ------------------------------
                                                                             August 31,
                                                                   ------------------------------
                                                                      1998                1997
                                                                   ----------          ----------
NET SALES                                                          $3,781,279          $3,192,396

Expenditures

  Cost of goods sold                                                1,112,007           1,103,001

  Royalty expense                                                      84,216              79,812

  Research and development expense                                    338,081             496,807

  Depreciation                                                         15,606              14,838

  Consulting expense to the related parties                            33,000              33,012

  Other selling, general/administrative                               744,513             517,842
                                                                   ----------          ----------
      Total Expenditures                                            2,327,423           2,245,312
                                                                   ----------          ----------

Operating income                                                    1,453,856             947,084

Interest income                                                       171,517             141,705

Other income                                                               --               6,741

Income before provision for income taxes                            1,625,373           1,095,530

Provision for income taxes                                            591,635             372,480
                                                                   ----------          ----------
Net income                                                         $1,033,738          $  723,050
                                                                   ----------          ----------
                                                                   ----------          ----------
Basic earnings per common share                                    $      .40          $      .28
                                                                   ----------          ----------
                                                                   ----------          ----------
Diluted earnings per common share and equivalents                  $      .38          $      .26
                                                                   ----------          ----------
                                                                   ----------          ----------
Weighted average Common Shares outstanding                          2,562,876           2,579,142
                                                                   ----------          ----------
                                                                   ----------          ----------
Weighted average Common Shares & Common Share
  equivalents                                                       2,721,290           2,832,499
                                                                   ----------          ----------
                                                                   ----------          ----------

See Notes to Unaudited Condensed Financial Statements.

                                   ALCIDE CORPORATION
                     STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                                        Total
                               Class "A"                         Additional Paid      Common Treasury      Retained  Shareholders'
                            Preferred Stock     Common Stock       in Capital             Stock            Earnings     Equity
                            ----------------  ------------------ ---------------  ----------------------- ---------- -------------
                            Shares   Amount    Shares    Amount                    Shares      Amount
                            ------  --------  ---------  -------                  ---------  -----------
Balance May 31, 1998        1,000   $135,307  2,872,313  $28,723   $19,559,369    (309,165)  ($6,125,794) $2,006,183  $15,603,788

Purchase Treasury Stock                                                             (5,000)      (87,677)                 (87,677)

Net Income                                                                                                 1,033,738    1,033,738
                            ------  --------  ---------  -------   -----------    ---------  -----------  ----------  -----------

Balance August 31, 1998     1,000   $135,307  2,872,313  $28,723   $19,559,369    (314,165)  ($6,213,471) $3,039,921  $16,549,849
                            ------  --------  ---------  -------   -----------    ---------  -----------  ----------  -----------
                            ------  --------  ---------  -------   -----------    ---------  -----------  ----------  -----------

            ALCIDE CORPORATION UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                             For the Three Months Ended August 31,
                                                             -------------------------------------
                                                                   1998                  1997
                                                                ----------            ----------
OPERATING ACTIVITIES:
  Net income                                                    $1,033,738            $  723,050

  Adjustments to reconcile net income to net cash
  Provided by operating activities:

     Depreciation                                                   15,606                14,838

     Amortization of premiums and discounts                        (35,228)              (13,724)

     Deferred income tax                                                --               348,379

     Decrease (increase) in assets:

       Inventory                                                   (82,961)             (324,074)

       Accounts receivable - trade                              (1,039,581)              (87,317)

       Prepaid expenses and other current assets                    89,372                94,322

       Other assets                                                     --                25,000

     Increase (decrease) in liabilities:

       Accounts payable                                            (38,438)              (28,082)

       Accrued expenses and taxes payable                          621,360              (276,428)
                                                                ----------            ----------
  Net cash provided by operating activities                        563,868               475,964
                                                                ----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of equipment                                      (15,947)               (7,620)
                                                                ----------            ----------
     Net cash (used in) investing activities                       (15,947)               (7,620)
                                                                ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Purchase of Alcide Common and redemption of Class B
      Preferred Stock
                                                                   (87,677)                   --

    Stock Options exercised                                             --               179,327

     Net cash provided by (used in) financing
       activities                                                   87,677               179,327
                                                                ----------            ----------
    Net increase in cash and cash equivalents                      460,244               647,671

  Cash and cash equivalents at beginning of period               7,844,217             6,723,154
                                                                ----------            ----------
  Cash and cash equivalents at end of period                    $8,304,461            $7,370,825
                                                                ----------            ----------
                                                                ----------            ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                              --                    --

  Cash paid during the period for income taxes                      $3,000               $13,374


See notes to Unaudited Condensed Financial Statements.

                               ALCIDE CORPORATION
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") for the three-month periods ended August 31, 1998 and 1997 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10 - K for the year ended May 31, 1998. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three-month periods are not necessarily indicative of the results to be expected for the full year.

2.   Inventory consisted of the following:


                                    AUGUST 31, 1998      MAY 31, 1998
                                    ---------------      ------------
          Finished products           $  389,971         $  406,627
          Raw materials                1,046,860            947,243
                                      ----------         ----------
          Total                       $1,436,831         $1,353,870
                                      ----------         ----------
                                      ----------         ----------


3.   Accounts Receivable - Trade consisted of the following:


                                         AUGUST 31, 1998      MAY 31, 1998
                                         ---------------      ------------
     ABS Global, Inc.                      $1,023,645         $  337,286
     International Distributors               942,229          1,111,750
     Novus International, Inc.              1,154,988            594,404
     Other Receivables                        186,983            224,824
                                           ----------         ----------
     Total Accounts Receivable             $3,307,845         $2,268,264
                                           ----------         ----------
                                           ----------         ----------


4.   Taxes

The income tax provision for the three-month period ended August 31, 1998 consists of:


                                              TAXES PAYABLE
                                              DURING FISCAL
                                                  YEAR
                                              -------------
          Federal Income Taxes                  $532,532
          State Income Taxes                      59,103
                                                --------
                                                $591,635
                                                --------
                                                --------


5.   Earnings Per Share

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

     Basic and Diluted earnings per share were calculated as follows:


                                                        Three Months Ended August 31,
                                                        -----------------------------
                                                            1998              1997
                                                        ------------       -----------
Net Income                                                $1,033,738        $  723,050

Weighted average number of Common Shares outstanding       2,562,876         2,579,142

Basic EPS                                                       $.40             $.28

Assuming exercise of options reduced by the number of
shares which could have been purchased with the
proceeds from exercise of such options                       158,414           253,357
                                                          ----------        ----------

Weighted average Common Shares outstanding and Common
Share equivalents                                          2,721,290        2,832,499
                                                          ----------        ----------
                                                          ----------        ----------

Diluted EPS                                                     $.38              $.26


6.   Orders for Future Delivery

At August 31, 1998 and 1997 the Company had orders for future delivery of $2,350,050 and $2,604,685, respectively, of which $1,293,229 is from one distributor at August 31, 1998. The $2,350,050 orders for future delivery are scheduled for shipment during the period September, 1998 through December, 1998.

                                     PART  I.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Alcide Corporation (the "Company") is a Delaware Corporation organized in 1983 which has its executive offices and research laboratories at 8561 154th Avenue N.E., Redmond, Washington 98052.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the three month period of $3,781,279 were 18% higher than the corresponding quarter a year ago. The first quarter sales included $1,154,988 from Novus International, Inc. for Sanova-Registered Trademark-, compared to $735,183 Sanova sales for the quarter ended August 31, 1997. In addition, Alcide's established udder care and surface disinfectant business recorded sales of $2,626,291 for the quarter ended August 31, 1998, an increase of $169,078 or 7% over the first quarter last year.

Cost of goods as a percentage of net sales decreased to 29.4% during the three month period ended August 31, 1998 from 34.6% for the same three month period last year. The decrease in cost of goods as a percentage of net sales is attributed primarily to increased sales revenue for Sanova. As the contract with Novus, the sole distributor of Sanova, is currently being renegotiated, it is anticipated that the near term revenues from sales of Sanova will be substantially less than in previous quarters, which likely could also result in gross margins returning to historical levels.

Research and development expenses of $338,081 for the quarter ended August 31, 1998 were 32%, $158,726 lower than the corresponding quarter last year. During the first quarter last year the Company incurred costs of $189,400 for outside testing services, consulting and travel related to obtaining USDA regulatory approval for Sanova. During the first quarter this year the Company incurred costs of $54,600 for Sanova testing.

Other selling, general and administrative expenses of $758,239 for the three months ended August 31, 1998 were $240,397, 46% higher than the first quarter last year. The increase primarily reflects the impact of higher salaries and executive bonuses paid in July.

Interest income of $171,517 for the three months ended August 31, 1998 was $29,812, 21% higher than interest income for the equivalent period last year. The increase is attributable to larger balances in the Company's cash and marketable securities accounts.

LIQUIDITY

The Company's cash, cash equivalents, short term investments and U.S. Treasury instruments totaled $12,626,700 on August 31, 1998, an amount $495,472 higher than at the end of the fiscal year ended May 31, 1998. Management believes that the Company will continue to operate profitably in fiscal 1999 and that this coupled with the Company's cash, cash equivalents, short term investments and U.S. Treasury instruments will be sufficient to meet its anticipated operating needs.

YEAR 2000 ISSUES

The Company has developed and is implementing a comprehensive plan to address issues related to Year 2000. The organizational simplicity of Alcide's business structure, which relies heavily on third party manufacturers and a network of third party distributors, greatly limits the direct financial impact on the Company to become fully Year 2000 compliant.

It has been necessary to upgrade the Company's accounting software which controls internal and external reporting, sales order and billing records, cost accounting inventory records, accounts payable and cash management processes. The costs incurred to accomplish the upgrade were approximately $10,000 and were recorded as an expense during fiscal 1998.

Further, the Company has identified a need to upgrade computer software which controls certain laboratory analytical instruments. The laboratory instrument software upgrade is estimated to cost approximately $20,000 and is targeted for completion during the Company's fiscal third quarter.

Lastly, the Company is in the process of surveying each of its raw material suppliers, manufacturing resources and distributors to assure their Year 2000 readiness.

Alcide management believes that the risks facing the Company relating to Year 2000 issues are minimal. All business related computer systems are fully Year 2000 compatible. Critical raw materials and manufacturing requirements are available from multiple sources and the Company can serve its distributors without reliance on computers.

OUTLOOK

    SANOVA FOOD QUALITY SYSTEM DISTRIBUTION

    On August 3, 1998, the Company and Novus International, Inc. agreed to begin negotiations to restructure their agreement of May 21, 1997, to market the Sanova Food Quality System to the poultry industry. Under the terms of the May 21, 1997 agreement, Novus and Alcide intended to share Sanova gross margin, subject however to a minimum $1 million per fiscal quarter payment to Alcide by Novus for quarters starting June 1, 1998.

    Novus has agreed to pay Alcide the $1 million for the period ended August 31, 1998. Alcide has waived its right to the $1 million minimum payment for the quarter which will end on November 30, 1998.

    Subsequently, on October 8, 1998, Alcide and Novus announced the termination of their May 21, 1997 Agreement. As a result of this decision Alcide will now sell and distribute Sanova directly to the poultry processing industry. As a consequence the Company expects to invest capital of $300,000 to $400,000 to equip each new plant, and the Company may, at its option, purchase existing equipment inventory, product inventory, as well as equipment installed and operating in five commercial plants, from Novus.

    Alcide's management continues to believe that Sanova is an excellent antimicrobial product for use on food. The Sanova Food Quality System is presently being used in five commercial poultry plants and is delivering the expected results.

    UDDER CARE PRODUCT DISTRIBUTION

    On October 12, 1998, the Company informed ABS Global, Inc. that it will not renew its distributor agreements with ABS when the agreements expire on October 31, 1998. ABS presently distributes Alcide's udder care products in the United States, Canada, Mexico, throughout South America, Portugal, Italy and the Czech Republic. Simultaneously, the Company announced that effective November 1, 1998, it will enter into a new four year agreement with IBA, Inc. to expand the IBA territory to cover the entire United States. Subsequently, on October 13, 1998, the Company and Universal Marketing Services, Inc. agreed to amend the present UMS distributor agreement covering Spain, the United Kingdom and Republic of Ireland, to add the additional territories of Canada, Italy, Portugal, the Czech Republic, as exclusive UMS territories, and the United States as a nonexclusive UMS territory.

    Management believes that the combined distribution coverage provided by IBA and UMS is equal to or better than the coverage provided by ABS for the territories of the United States, Canada, Italy, Portugal and the Czech Republic. Alcide expects to add new distribution coverage for Mexico and South America to replace the present ABS distribution arrangement.

    Alcide's second quarter sales may be adversely affected because the Company is refusing shipments to ABS during the month of October until ABS pays its past due amounts of approximately $550,000. Alcide management believes that the entire ABS receivable of approximately $1.4 million is collectable.

                                     PART II.

                                OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

EXHIBIT 10.28

Nonexclusive Distributor Agreement by and between the Company and Merial Societe Par Actions Simplifiee, dated September 1, 1998, covering the territory of France.


REPORTS ON FORM 8-K

None.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALCIDE CORPORATION
                                       The Registrant


Date: October 14, 1998                 By /s/ John P. Richards
                                       ------------------------------
                                       John P. Richards
                                       Executive Vice President
                                       Chief Financial Officer