Form 10-Q
period 1998-11-30
ALCIDE CORP
filed 1999-01-13
CIK 708484

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1998

          or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to
     ______________________.



Commission File Number:  0-12395


                                 ALCIDE CORPORATION

            Delaware                                  22-2445061
------------------------------             ------------------------------------
State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization

8561 154th Avenue North East, Redmond WA                          98052
----------------------------------------                        ---------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code ............. (425) 882-2555

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1998: 2,543,458, net of Treasury Stock.

                             ALCIDE CORPORATION

                                    INDEX

PART I.   FINANCIAL INFORMATION

                                                                                 PAGE
                                                                                 ----
Item 1.   Financial Statements

          Condensed Balance Sheets - November 30, 1998 (Unaudited) and
          May 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

          Unaudited Condensed Statements of Operations - For the three and six months ended November 30, 1998 and November 30, 1997 . . . . . . .4

          Statements of Changes in Shareholders' Equity. . . . . . . . . . . . . . .5

          Unaudited Condensed Statements of Cash Flows - For the six
          months ended November 30, 1998 and November 30, 1997 . . . . . . . . . . .6

          Notes to Unaudited Condensed Financial Statements. . . . . . . . . . . . .7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . .9

Item 3.   Legal Proceeding . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . 13

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8 - K . . . . . . . . . . . . . . . . . . . 14

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                              ALCIDE CORPORATION
                           CONDENSED BALANCE SHEETS

                                                                     November 30,     May 31,
                                                                         1998           1998
                                                                     ------------   -----------
                                                                      (Unaudited)
ASSETS:
  Current assets:
     Cash and cash equivalents                                        $9,188,985     $7,844,217
     Short term investments                                            1,735,868      3,782,752
     Accounts receivable - trade                                       3,921,636      2,268,264
     Inventory                                                         2,045,671      1,353,870
     Prepaid expenses and other current assets                           119,274        213,269
                                                                     -----------    -----------
          TOTAL CURRENT ASSETS                                        17,011,434     15,462,372
                                                                     -----------    -----------
  Equipment and leasehold improvements:
     Office equipment                                                    132,594        112,280
     Laboratory and manufacturing equipment                              150,759        145,292
     Leasehold improvements                                               56,152         56,152
     Less:  Accumulated depreciation and amortization                   (233,680)      (202,318)
                                                                     -----------    -----------
          Total equipment and leasehold improvements, net                105,825        111,406
  Deferred income tax asset                                              285,618        285,618
  Long term investments and other assets                                 503,758        509,941
                                                                     -----------    -----------
TOTAL ASSETS                                                         $17,906,635    $16,369,337
                                                                     -----------    -----------
                                                                     -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:
     Accounts payable                                                   $661,429       $269,801
     Accrued expenses                                                    673,950        157,812
     Income taxes payable                                                123,771        125,000
                                                                     -----------    -----------
TOTAL LIABILITIES                                                      1,459,150        552,613
                                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES:
  Redeemable Class B Preferred Stock - noncumulative convertible
  $.01 par value:  authorized 10,000,000 shares;
  issued and outstanding:
     May 31, 1998 - 81,119
     November 30, 1998 - 72,525                                          190,377        212,936
                                                                     -----------    -----------
  Shareholders' equity:
  Class A Preferred Stock - no par value authorized 1,000 shares;
  issued and outstanding 594 shares                                       80,437        135,307
  Common Stock $.01 par value; authorized 100,000,000 shares;
  issued and outstanding:
     May 31, 1998 - 2,872,313
     November 30, 1998   2,875,623                                        28,756         28,723
  Treasury stock at cost                                              (6,521,930)    (6,125,794)
  Additional paid-in capital                                          19,591,249     19,559,369
  Retained earnings                                                    3,078,596      2,006,183
                                                                     -----------    -----------
Total Shareholders' Equity                                            16,257,108     15,603,788
                                                                     -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $17,906,635    $16,369,337
                                                                     -----------    -----------
                                                                     -----------    -----------

See notes to Unaudited Condensed Financial Statements.

                            ALCIDE CORPORATION
              UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                       For the Three Months Ended    For the Six Months Ended
                                                              November 30,                 November 30,
                                                       --------------------------    -------------------------
                                                          1998           1997           1998           1997
                                                       ----------     ----------     ----------     ----------
NET SALES                                              $2,668,869     $3,231,276     $6,450,148     $6,423,672
Expenditures
  Cost of goods sold                                    1,180,992      1,024,454      2,292,999      2,127,455
  Royalty expense                                          66,732         77,253        150,948        157,065
  Research and development expense                        820,969        529,007      1,159,050      1,025,814
  Depreciation                                             15,756         14,838         31,362         29,676
  Consulting expense to the related parties                21,000         21,000         54,000         54,012
  Other selling, general/administrative                   651,305        520,645      1,395,818      1,038,487
                                                       ----------     ----------     ----------     ----------
     Total Expenditures                                 2,756,754      2,187,197      5,084,177      4,432,509
                                                       ----------     ----------     ----------     ----------
Operating income                                          (87,885)     1,044,079      1,365,971      1,991,163
Interest income                                           148,696        151,679        320,213        293,384
Other income                                                ---            9,022          ---           15,763
                                                       ----------     ----------     ----------     ----------
Income before provision for income taxes                   60,811      1,204,780      1,686,184      2,300,310
Provision for income taxes                                 22,136        409,625        613,771        782,105
                                                       ----------     ----------     ----------     ----------
Net income                                             $   38,675     $  795,155     $1,072,413     $1,518,205
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------
Basic earnings per common share                              $.02           $.30           $.42           $.59
Diluted earnings per common share and
 equivalents                                                 $.01           $.28           $.40           $.54
Weighted average common shares
 outstanding                                            2,544,428      2,607,807      2,553,703      2,593,475
Weighted average common shares &
 common share equivalents                               2,642,412      2,852,066      2,688,061      2,837,734

See Notes to Unaudited Condensed Financial Statements.

                              ALCIDE CORPORATION
                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                                          Total
                              Class "A"                           Additional Paid        Common             Retained   Shareholders'
                          Preferred Stock         Common Stock       in Capital      Treasury Stock         Earnings      Equity
-----------------------------------------------------------------------------------------------------------------------------------
                          Shares    Amount      Shares     Amount                  Shares      Amount
-----------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 1998       1,000   $135,307   2,872,313   $28,723   $19,559,369   (309,165)  ($6,125,794)  $2,006,183   $15,603,788
Purchase Treasury Stock                                                             (5,000)      (87,677)                   (87,677)
Net Income                                                                                                  1,033,738     1,033,738
-----------------------------------------------------------------------------------------------------------------------------------
Balance August 31, 1998    1,000   $135,307   2,872,313   $28,723   $19,559,369   (314,165)  ($6,213,471)  $3,039,921   $16,549,849
Redeem Class "A"
 Preferred Stock            (406)   (54,870)                             13,913                                             (40,957)
Exercise of Stock Options                         3,310        33        17,967                                              18,000
Purchase Treasury Stock                                                            (18,000)     (308,459)                  (308,459)
Net Income                                                                                                     38,675        38,675
-----------------------------------------------------------------------------------------------------------------------------------
Balance November 30, 1998    594    $80,437   2,875,623   $28,756   $19,591,249   (332,165)  ($6,521,930)  $3,078,596   $16,257,108
                           -----   --------   ---------   -------   -----------   --------   -----------   ----------   -----------
                           -----   --------   ---------   -------   -----------   --------   -----------   ----------   -----------

                            ALCIDE CORPORATION
                UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                       For the Six Months
                                                                       Ended November 30,
                                                                 -----------------------------
                                                                     1998              1997
                                                                 -----------        ----------
OPERATING ACTIVITIES:
  Net income                                                      $1,072,413        $1,518,205
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                     31,362            29,676
     Amortization of premiums and discounts                          (62,615)          (27,655)
     Deferred income tax                                                 ---           731,498
     Decrease (increase) in assets:
        Inventory                                                   (691,801)         (227,752)
        Accounts receivable - trade                               (1,653,372)         (733,053)
        Prepaid expenses and other current assets                     93,995           158,989
        Other assets                                                   5,682            25,000
     Increase (decrease) in liabilities:
  Accounts payable                                                   391,628          (150,985)
  Accrued expenses and taxes payable                                 514,909           (49,569)
                                                                 -----------        ----------
  Net cash provided by operating activities                         (297,799)        1,274,354
                                                                 -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Redemption (acquisition) of U.S. Treasury Instruments            2,110,000          (449,712)
  Acquisition of equipment                                           (25,781)          (14,353)
                                                                 -----------        ----------
  Net cash generated by (used in) investing activities             2,084,219          (464,065)
                                                                 -----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of Alcide Common Stock                                   (396,136)          (55,812)
  Redemption of Class A Preferred Stock                              (40,957)              ---
  Redemption of Class B Preferred Stock                              (22,559)          (20,169)
  Stock Options exercised                                             18,000           318,795
                                                                 -----------        ----------
  Net cash provided by (used in) financing activities               (441,652)          242,814
                                                                 -----------        ----------
  Net increase in cash and cash equivalents                        1,344,768         1,053,103
  Cash and cash equivalents at beginning of period                 7,844,217         6,723,154
                                                                 -----------        ----------
  Cash and cash equivalents at end of period                     $ 9,188,985        $7,776,257
                                                                 -----------        ----------
                                                                 -----------        ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                               ---               ---
  Cash paid during the period for income taxes                       615,000            41,625

See notes to Unaudited Condensed Financial Statements.

ALCIDE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") as of and for the three and six month periods ended November 30, 1998 and 1997 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10 - K for the year ended May 31, 1998. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. The results of operations for the six month periods are not necessarily indicative of the results to be expected for the full year.

2.   Inventory consisted of the following:

                                      NOVEMBER 30, 1998          MAY 31, 1998
                                      -----------------          ------------
Finished products                         $  720,457              $  406,627
Raw materials                              1,325,214                 947,243
                                          ----------              ----------
Total                                     $2,045,671              $1,353,870
                                          ----------              ----------
                                          ----------              ----------

3.   Accounts Receivable - Trade consisted of the following:

                                      NOVEMBER 30, 1998          MAY 31, 1998
                                      -----------------          ------------
ABS Global, Inc.                         $  985,945              $  337,286
IBA, Inc.                                   567,103                 147,843
UMS, Inc.                                   514,845                 163,548
International Distributors                  487,970                 948,202
Novus International, Inc.                 1,276,703                 594,404
Other Receivables                            89,070                  76,981
                                         ----------              ----------
Total Accounts Receivable                $3,921,636              $2,268,264
                                         ----------              ----------
                                         ----------              ----------

4.   Taxes

The income tax provision for the six month period ended November 30, 1998 consists of:


                     Federal Income Taxes                   $552,456
                     State Income Taxes                       61,315
                                                            --------
                                                            $613,771
                                                            --------
                                                            --------

5.   Earnings Per Share

The Company has adopted Statement of Financial Accounting Standards 128 (ASFAS 128@), AEarnings Per Share@ which replaced the calculation of primary and fully diluted earnings per share with Basic and Diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents of the Company include the dilutive effect of outstanding stock options.

   Basic and Diluted earnings per share were calculated as follows:

                                                       Three Months Ended        Six Months Ended
                                                          November 30,             November 30,
                                                      ---------------------   -----------------------
                                                         1998        1997        1998         1997
                                                      ---------   ---------   ----------   ----------
Net Income                                              $38,675    $795,155   $1,072,413   $1,518,205
Weighted average number of Common Shares
 outstanding                                          2,544,428   2,607,807    2,553,703    2,593,475
Basic EPS                                                  $.02        $.30         $.42         $.59
Assuming exercise of options reduced by the number
 of shares which could have been purchased with the
 proceeds from exercise of such options                  97,984     244,259      134,358      244,259
                                                      ---------   ---------   ----------   ----------
Weighted average Common Shares outstanding and
 Common Share equivalents                             2,642,412   2,852,066    2,688,061    2,837,734
                                                      ---------   ---------   ----------   ----------
                                                      ---------   ---------   ----------   ----------
Diluted EPS                                                $.01        $.28         $.40         $.54

6.   Orders for Future Delivery

At November 30, 1998 and 1997 the Company had orders for future delivery of $1,582,706 and $2,373,926, respectively. The $1,582,706 orders for future delivery are scheduled for shipment during the period December, 1998 through March, 1999. The reduction in orders for future delivery at November 30, 1998, as compared to November 30, 1997, is due primarily to the timing and receipt of orders from the Company's largest distributor in Europe. Management believes that the future order pattern is not indicative of expected second half activity.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the 3 month period ended November 30, 1998, were $2,668,869, $562,407 lower than the equivalent 3 month period last year, which included revenue from Novus International of $530,012 related to a contractual minimum payment.

Net sales for the half year ended November 30, 1998 were $6,450,148 versus $6,423,672 for the first 6 months last year. The first half this year included contractual minimum revenue from Novus totaling $1,136,703 versus $1,265,195 for the 6 month period last year.

Net income of $1,072,413 for the 6 month period was $445,792 lower than the equivalent 6 month period last year and reflects the negative impact of several unusual events which occurred during the second quarter including:

- Alcide decided not to ship product ordered by its former distributor, ABS Global, Inc. for the months of October and November, 1998. Sales to ABS for the six month period ended November 30, 1998 were $2,499,752, compared to $3,405,228 for the equivalent period last year.

- Negotiated settlement costs relating to the termination of distribution agreement with Novus. Costs of $354,000 are being recognized in Alcide's second quarter, although Alcide's obligation to pay this amount will not occur until sometime in the future, possibly as late as

     November, 1999. Of this amount $317,000 is categorized as research and development expense and $37,000 as trademark expense which is included in other selling, general and administrative expense.

- Operating expenses totaling $308,000 incurred by Alcide for testing and for support of the Sanova-Registered Trademark- business in anticipation of the Novus contract termination.

In total, the above adversely affected Alcide's first half net income by approximately $734,000.

Cost of goods as a percentage of net sales was 36% for the six month period ended November 30, 1998, an increase of 3 points over the 33% for the same period last year. Sanova cost of goods during the second quarter with no corresponding minimum profit as occurred in the prior year account for one-third of the difference. The balance is due, primarily, to increased warehousing, freight and handling costs incurred in building inventory to support the transition to two new distributors for the Company's mastitis prevention products.

Research and development expenses of $1,159,050 for the six months ended November 30, 1998 were $133,236, 13% higher than for the first half last year. This increase is primarily due to recognition of $317,000 as part of the agreement to reimburse Novus for research and development expenses.

Other selling, general and administrative expenses of $1,395,818 for the six months ended November 30, 1998 were $357,331 higher than for the first half last year. The increase reflects the impact of higher salaries, executive bonuses and employee travel expense.

Interest income of $320,213 for the six months ended November 30, 1998 was $26,829, 9% higher than interest income for the equivalent period last year. The increase is attributable to the Company's larger balances in its cash and marketable securities accounts compared to the equivalent period last year.

LIQUIDITY

The Company's cash, cash equivalents, short term investments and U.S. Treasury instruments totaled $11,428,611 on November 30, 1998, an amount $702,618 lower than at the end of the previous fiscal year due to increases in the amounts receivable from Novus and ABS. Management anticipates that these receivable balances will be collected. The Company plans to continue to operate profitably in fiscal 1999 and believes resources are sufficient to meet its anticipated operating needs.

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

Alcide management believes that the risks facing the Company relating to Year 2000 issues are minimal, however, there can be no assurance of this. All business related computer systems are fully Year 2000 compatible. Critical raw materials and manufacturing requirements are available from multiple sources and the Company can serve its distributors without reliance on computers.

OUTLOOK

-    Sanova Food Quality System Distribution
     On October 8, 1998, the Company and Novus International, Inc. announced the termination of their May 21, 1997 agreement to market the Sanova Food Quality System. As a result of this decision Alcide will now sell and distribute Sanova directly to the poultry processing industry. The Company expects to invest capital of $300,000 to $400,000 to equip each new plant. On November 11, 1998, Alcide and Novus signed a contract which delineates the terms under which Alcide will purchase equipment already installed in five operating poultry plants and related spare parts inventory from Novus. The asset purchase agreement is being filed as an exhibit to this Form 10-Q. Purchase of the assets is contingent on certain USDA approvals.

-    Udder Care Product Distribution
     The Company's distribution agreements with ABS Global, Inc. expired on October 31, 1998, and will not be renewed. On November 1, 1998, Alcide entered into a new four year contract with IBA, Inc. to expand IBA territory to cover the entire United States. The contract is being filed as an exhibit to this Form 10-Q. The present Universal Marketing Services, Inc. contract has been amended to include the additional territories of Canada, Italy, Portugal and the Czech Republic as exclusive UMS territories, and the United States as a nonexclusive UMS territory.

     Management believes that the combined distribution coverage provided by IBA and UMS has the potential to equal or surpass that previously provided by ABS for the territories of the United States, Canada, Italy, Portugal and the Czech Republic. Alcide is seeking new distributors to cover territories in Mexico and South America previously served by ABS.

     In November, 1998, ABS Global, Inc. began distributing an udder care product which competes with Alcide's udder care products. Alcide management believes that the product infringes an Alcide patent and, consequently, on December 18, 1998, Alcide filed a patent infringement suit against ABS in U.S. District Court for the Western District of Wisconsin, seeking a preliminary injunction and treble damages for their willful infringement.

     At this point it is difficult to predict the impact that the change in distributors, the introduction of a competing product by ABS and Alcide's patent infringement suit against ABS will have on the Company's sales of its udder care products.

ITEM 3.   LEGAL PROCEEDING

On October 20, 1998, the Company filed a suit in U.S. District Court for the Western District of Wisconsin against its former distributor, ABS Global, Inc., to collect past due balances owed to the Company by ABS. At the time the suit was filed, ABS owed Alcide approximately $1.4 million. At November 30, 1998, the amount owed was reduced by ABS to approximately $986,000. A trial date is expected in early spring, 1999.

ABS has responded to Alcide's claim with several counter claims, including claims that the Company has interfered with contracts between ABS and its distributors and that the Company has made false and disparaging statements about ABS and its business.

Alcide management believes that the debt collection suit will be resolved in Alcide's favor or that the remaining balance will be paid before trial. The Company's management believes that the ABS counter claims have no merit and that these issues will be resolved in Alcide's favor.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders voted on two proposals at the Annual Meeting of stockholders on October 13, 1998, as described in the Company's proxy statement.

     1. Votes for election of Directors of the Corporation for the ensuing year were as follows:

                                        FOR            WITHHELD
                                        ---            AUTHORITY
                                                       ---------
      Thomas L. Kempner              2,346,619           31,931

      Kenneth N. May, Ph.D.          2,370,903            7,647

      Joseph A. Sasenick             2,370,947            7,603

      William G. Spears              2,348,163           30,387

     2. Votes for the ratification of the Board's selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending May 31, 1999.

                        FOR             AGAINST          ABSTAIN
                        ---             -------          -------
                     2,365,122           3,090           10,338

                                   PART II.

                              OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 10.29

Nonexclusive Distributor Agreement by and between the Company and IBA, Inc., dated November 1, 1998, covering the United States.

EXHIBIT 10.30*

Transfer of Assets and Assignment of Contracts Agreement and Addendum by and between the Company and Novus International, Inc., dated November 11, 1998.

Reports on Form 8-K
-------------------
None.


*  Confidential treatment has been requested for this Exhibit.

                                  SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ALCIDE CORPORATION
                                   The Registrant


Date:     January 13, 1999         By  /s/  John P. Richards
                                      --------------------------------------
                                   John P. Richards
                                   Executive Vice President
                                   Chief Financial Officer