Form 10-Q
period 1999-02-28
ALCIDE CORP
filed 1999-04-14
CIK 708484

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1999
                               -----------------

                  or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______.



Commission File Number:             0-12395


                               ALCIDE CORPORATION
                             ----------------------
         Delaware                                    22-2445061
------------------------------            ----------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization

8561 154th Avenue North East, Redmond WA                    98052
----------------------------------------                   --------
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code .........  (425) 882-2555
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1999: 2,553,730, net of Treasury Stock.

                               ALCIDE CORPORATION

                                      INDEX


PART I.           FINANCIAL INFORMATION
Item 1.  Financial Statements..............................................................................PAGE
                                                                                                           ----

                  Condensed Balance Sheets - February 28, 1999 (Unaudited) and May 31, 1998...................3

                  Unaudited Condensed Statements of Operations - For the three and nine months ended
                  February 28, 1999 and February 28, 1998.....................................................4

                  Statements of Changes in Shareholders' Equity...............................................5

                  Unaudited Condensed Statements of Cash Flows - For the nine months ended
                  February 28, 1999 and February 28, 1998.....................................................6

                  Notes to Unaudited Condensed Financial Statements...........................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..................................................................................9

Item 3.  Legal Proceedings...................................................................................13


PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8 - K..................................................................14


SIGNATURE....................................................................................................15


                   ALCIDE CORPORATION CONDENSED BALANCE SHEETS

                                                                                          FEBRUARY 28, 1999      MAY 31, 1998
                                                                                          -----------------      ------------
                                                                                            (UNAUDITED)
                                                                                            -----------
             ASSETS:
               Current assets:
                      Cash and cash equivalents                                                 $ 9,132,133       $ 7,844,217

                      Short term investments                                                        100,376         3,782,752

                      Accounts receivable - trade                                                 2,731,736         2,268,264

                      Inventory                                                                   2,973,383         1,353,870

                      Deferred and prepaid income taxes                                             935,403               ---

                      Prepaid expenses and other current assets                                     158,634           213,269
                                                                                              -------------     -------------

                               Total current assets                                              16,031,665        15,462,372
                                                                                              -------------     -------------

               Equipment and leasehold improvements:
                      Sanova plant assets                                                         1,179,578               ---

                      Office equipment                                                              152,596           112,280

                      Laboratory and manufacturing equipment                                        166,313           145,292

                      Leasehold improvements                                                         70,520            56,152

                      Less:  Accumulated depreciation and amortization                            (297,132)         (202,318)
                                                                                              -------------     -------------

                               Total equipment and leasehold improvements, net                    1,271,875           111,406

               Deferred income tax asset                                                            304,985           285,618

               Long term investments and other assets                                               631,346           509,941
                                                                                              -------------     -------------

             TOTAL ASSETS                                                                       $18,239,871       $16,369,337
                                                                                              -------------     -------------
                                                                                              -------------     -------------

             LIABILITIES AND SHAREHOLDERS' EQUITY:
               Current liabilities:
                      Accounts payable                                                            $ 367,134         $ 269,801

                      Accrued expenses                                                              631,455           157,812

                      Royalty settlement accrual                                                  2,262,044               ---

                      Income taxes payable                                                                            125,000
                                                                                                        ---
                                                                                              -------------     -------------

             TOTAL LIABILITIES                                                                    3,260,633           552,613
                                                                                              -------------     -------------

             COMMITMENTS AND CONTINGENCIES:
               Redeemable Class B Preferred Stock - noncumulative convertible
               $.01 par value: authorized 10,000,000 shares; issued and
               outstanding:
                      May 31, 1998 - 81,119
                      February 28, 1999 - 72,525                                                    190,377           212,936
                                                                                              -------------     -------------

               Shareholders' equity:
               Class "A" Preferred Stock - no par value authorized 1,000 shares;
               issued and outstanding 594 shares                                                     80,437           135,307
               Common Stock $.01 par value; authorized 100,000,000 shares;
               issued and outstanding:
                      May 31, 1998 - 2,872,313
                      February 28, 1999 - 2,888,968                                                  28,889            28,723

               Treasury stock at cost                                                           (6,570,183)       (6,125,794)

               Additional paid-in capital                                                        19,702,230        19,559,369

               Retained earnings                                                                  1,547,488         2,006,183
                                                                                              -------------     -------------
                               Total Shareholders' Equity                                        14,788,861        15,603,788
                                                                                              -------------     -------------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $18,239,871       $16,369,337
                                                                                              -------------     -------------
                                                                                              -------------     -------------

             See notes to Unaudited Condensed Financial Statements.

         ALCIDE CORPORATION UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                For the Three Months Ended        For the Nine Months Ended
                                                                --------------------------        -------------------------
                                                                       February 28,                   February 28,
                                                                       ------------                   ------------
                                                                     1999         1998                1999         1998
                                                                     ----         ----                ----         ----
         Net Sales                                            $ 2,280,135     $ 3,189,789      $ 8,730,283     $ 9,613,461

         Expenditures

            Cost of goods sold                                  1,068,460       1,040,386        3,361,459       3,167,841

            Royalty expense                                     2,262,046          62,160        2,412,994         219,225

            Research and development expense                      460,533         287,625        1,619,583       1,313,439

            Depreciation                                           16,052          14,225           47,414          43,901

            Consulting expense to the related parties              21,000          21,000           75,000          75,012

            Other selling, general/administrative                 804,245         583,364        2,200,063       1,621,851
                                                             ------------     -----------      -----------     -----------

                  Total expenditures                            4,632,336       2,008,760        9,716,513       6,441,269
                                                             ------------     -----------      -----------     -----------

         Operating income                                     (2,352,201)       1,181,029        (986,230)       3,172,192

         Interest income                                          123,916         160,936          444,129         454,320

         Other income                                                 ---           8,073              ---          23,836
                                                             ------------     -----------      -----------     -----------

         Income before provision for income taxes             (2,228,285)       1,350,038        (542,101)       3,650,348

         Provision for income taxes                             (697,177)         459,013         (83,406)       1,241,118
                                                             ------------     -----------      -----------     -----------

         Net income                                          $(1,531,108)     $   891,025      $ (458,695)     $ 2,409,230
                                                             ------------     -----------      -----------     -----------
                                                             ------------     -----------      -----------     -----------

         Basic earnings per common share                     $      (.60)        $    .34        $   (.18)         $   .93
                                                             ------------     -----------      -----------     -----------
                                                             ------------     -----------      -----------     -----------

         Diluted earnings per common share and
         equivalents                                         $      (.60)     $       .31      $     (.18)     $       .85
                                                             ------------     -----------      -----------     -----------
                                                             ------------     -----------      -----------     -----------

         Weighted average common shares outstanding             2,555,461       2,620,950        2,554,282       2,602,633

         Weighted average common shares & common share
         equivalents                                            2,555,461       2,842,135        2,554,282       2,823,818

         See Notes to Unaudited Condensed Financial Statements.

                               ALCIDE CORPORATION
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 Class "A" Preferred            Common Stock            Additional
                                        Stock                                            Paid in
                                                                                         Capital
----------------------------------------------------------------------------------------------------
                                   Shares       Amount          Shares        Amount
----------------------------------------------------------------------------------------------------
Balance May 31, 1998                1,000     $135,307       2,872,313       $28,723     $19,559,369

Purchase Treasury Stock

Net Income
----------------------------------------------------------------------------------------------------

Balance August 31, 1998             1,000     $135,307       2,872,313       $28,723     $19,559,369

Redeem Class "A" Preferred
Stock                               (406)     (54,870)                                        13,913

Exercise of Stock Options                                        3,310            33          17,967

Purchase Treasury Stock

Net Income
----------------------------------------------------------------------------------------------------

Balance November 30, 1998             594      $80,437       2,875,623       $28,756     $19,591,249

Exercise of Stock Options                                       13,345           133          91,614

Purchase Treasury Stock

Tax Benefit from Exercise of
                                                                                              19,367
   Non-Qualified Stock Options

Net Income
----------------------------------------------------------------------------------------------------

Balance February 28, 1999             594      $80,437       2,888,968       $28,889     $19,702,230
                                      ---      -------       ---------       -------     -----------
                                      ---      -------       ---------       -------     -----------

                                  Common Treasury Stock          Retained           Total
                                                                 Earnings       Shareholders'
                                                                                   Equity
-----------------------------------------------------------------------------------------------
                                     Shares           Amount
-----------------------------------------------------------------------------------------------
Balance May 31, 1998              (309,165)     ($6,125,794)       $2,006,183      $15,603,788

Purchase Treasury Stock             (5,000)         (87,677)                          (87,677)

Net Income                                                          1,033,738        1,033,738
-----------------------------------------------------------------------------------------------

Balance August 31, 1998           (314,165)     ($6,213,471)       $3,039,921      $16,549,849

Redeem Class "A" Preferred
Stock                                                                                 (40,957)

Exercise of Stock Options                                                               18,000

Purchase Treasury Stock            (18,000)        (308,459)                         (308,459)

Net Income                                                             38,675           38,675
-----------------------------------------------------------------------------------------------

Balance November 30, 1998         (332,165)     ($6,521,930)       $3,078,596      $16,257,108

Exercise of Stock Options                                                               91,747

Purchase Treasury Stock             (3,073)         (48,253)                          (48,253)

Tax Benefit from Exercise of
                                                                                        19,367
   Non-Qualified Stock Options

Net Income                                                        (1,531,108)      (1,531,108)
-----------------------------------------------------------------------------------------------

Balance February 28, 1999         (335,238)     ($6,570,183)       $1,547,488      $14,788,861
                                  ---------     ------------       ----------      -----------
                                  ---------     ------------       ----------      -----------

         ALCIDE CORPORATION UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      For the Nine Months Ended February 28,
                                                                                      --------------------------------------
                                                                                              1999                      1998
                                                                                              ----                      ----
 OPERATING ACTIVITIES:
   Net income                                                                           ($458,695)                $2,409,230

   Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation                                                                          94,814                    43,901

      Amortization of premiums and discounts                                              (76,873)                  (47,284)

      Common Stock issued to employee stock ownership plan                                  70,998                    55,081

      Deferred income tax                                                                      ---                 1,160,811

      Decrease (increase) in assets:
          Inventory                                                                    (1,619,513)                 (173,277)

          Accounts receivable - trade                                                    (463,472)                 (320,935)

          Deferred and prepaid income taxes                                              (935,403)                       ---

          Prepaid expenses and other current assets                                         54,635                   100,884

          Other assets                                                                   (122,156)                    25,000

      Increase (decrease) in liabilities:
          Accounts payable                                                                  97,333                    95,799

          Accrued expenses and taxes payable                                             2,610,687                 (220,804)
                                                                                      ------------               -----------

   Net cash provided by operating activities                                             (747,645)                 3,128,406
                                                                                      ------------               -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Redemption (acquisition) of U.S. Treasury Instruments                              3,760,000               (1,016,980)

      Acquisition of equipment                                                         (1,255,283)                  (17,675)
                                                                                      ------------               -----------

      Net cash generated by (used in) investing activities                               2,504,717               (1,034,655)
                                                                                      ------------               -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchase of Alcide Common Stock                                                    (515,387)                 (316,059)

      Redemption of Class A Preferred Stock                                               (40,957)                       ---

      Redemption of Class B Preferred Stock                                               (22,559)                  (20,169)

      Stock Options exercised                                                              109,747                   387,620
                                                                                      ------------               -----------

      Net cash provided by (used in) financing activities                                (469,156)                    51,392
                                                                                      ------------               -----------

   Net increase in cash and cash equivalents                                             1,287,916                 2,145,143
                                                                                      ------------               -----------

   Cash and cash equivalents at beginning of period                                      7,844,217                 6,723,154
                                                                                      ------------               -----------

   Cash and cash equivalents at end of period                                          $ 9,132,133                $8,868,297
                                                                                      ------------               -----------
                                                                                      ------------               -----------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                                                    ---                       ---

   Cash paid during the period for income taxes                                          $ 976,997                  $ 71,625


See notes to Unaudited Condensed Financial Statements.

ALCIDE CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") as of and for the three and nine month periods ended February 28, 1999 and 1998 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10 - K for the year ended May 31, 1998. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three month or nine month periods are not necessarily indicative of the results to be expected for the full year.

2.   Inventory consisted of the following:

                                                             FEBRUARY 28, 1999                        MAY 31, 1998
Finished products                                                   $1,158,223                           $ 406,627
Raw materials                                                        1,331,825                             947,243
Sanova inventory at customer sites                                     119,895                                 ---
Sanova construction in progress                                        259,823                                 ---
Sanova spare parts                                                     103,617                                 ---
                                                                       -------                          ----------
Total                                                               $2,973,383                          $1,353,870
                                                                    ----------                          ----------
                                                                    ----------                          ----------

3.   Accounts Receivable - Trade consisted of the following:

                                                       FEBRUARY 28, 1999                     MAY 31, 1998
ABS Global, Inc.                                               $ 657,639                        $ 337,286
IBA, Inc.                                                        191,390                          147,843
UMS, Inc.                                                      1,128,868                          163,548
International Distributors                                       546,918                          948,202
Novus International, Inc.                                            ---                          594,404
Other Receivables                                                206,921                           76,981
                                                              ----------                       ----------
Total Accounts Receivable                                     $2,731,736                       $2,268,264
                                                              ----------                       ----------
                                                              ----------                       ----------

4.   Taxes

The income tax provision for the nine month period ended February 28, 1999 consists of:

              Federal  Income Taxes                                          ($236,297)

              State Income Taxes                                                152,891
                                                                             ----------
              Total                                                          ($ 83,406)
                                                                             ----------
                                                                             ----------

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

   Basic and Diluted earnings per share were calculated as follows:

                                                                             Three Months Ended               Nine Months Ended
                                                                             ------------------               -----------------
                                                                                February 28,                     February 28,
                                                                                ------------                     ------------
                                                                            1999            1998            1999              1998
                                                                            ----            ----            ----              ----
  Net Income                                                        ($1,531,108)       $ 891,025      ($458,695)       $ 2,409,230

  Weighted average number of Common Shares outstanding                 2,555,461       2,620,950       2,554,282        2,602,633

  Basic EPS                                                            $   (.60)          $  .34        $  (.18)        $     .93

  Assuming exercise of options reduced by the
  number of shares which could have been
  purchased with the proceeds from exercise of
  such options (0 if antidilutive)                                           ---         221,185             ---          221,185
                                                                       ---------       ---------       ---------        ---------

  Weighted average Common Shares outstanding and Common
  Share equivalents                                                    2,555,461       2,842,135       2,554,282        2,823,818
                                                                       ---------       ---------       ---------        ---------
                                                                       ---------       ---------       ---------        ---------

  Diluted EPS                                                          $   (.60)          $  .31        $  (.18)          $   .85


6.   Orders for Future Delivery

At February 28, 1999 and 1998 the Company had orders for future delivery of $1,138,821 and $2,679,916, respectively. The $1,138,821 orders for future delivery are scheduled for shipment during the period March, 1999 through May, 1999. The reduction in orders for future delivery at February 28, 1999, as compared to February 28, 1998, is due primarily to the Company's decision not to extend its distribution agreements with ABS Global, Inc., which agreements required orders 90 days in advance of shipping date; coupled with the appointment and territory expansion of two other distributors, IBA and UMS, as a replacement for ABS and whose order patterns are 45 days in advance of expected shipment date.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net sales for the three month period ended February 28, 1999 were $2,280,135, $909,654 lower than the equivalent three month period last year, which included revenue from Novus International, Inc. of $585,507 related to a contractual minimum payment.

Net sales for the nine month period ended February 28, 1999 were $8,730,283, $883,178 lower than for the equivalent nine month period last year. The nine month period this year included contractual minimum revenue from Novus totaling $1,136,703 as compared to $1,850,702 for the same period last year.

The net loss of $458,695 is a reversal from the net income of $2,409,230 for the nine month period ended February 28, 1998, reflecting the negative impact of several unusual events which occurred during the nine month period, including:

- Alcide's decision not to ship product ordered by its former distributor, ABS Global, Inc. for the month of October. The order had a sales value of $718,031 and a gross margin value of $466,720.
- Agreement in principle with royalty rights holders to settle their suit filed in February, 1996. The Company has accrued $2,262,044 to reflect the potential settlement costs. (See Item 3. Legal Proceedings, page 13).

- Negotiated settlement costs of $354,000 relating to the termination of the distribution agreement with Novus International, Inc. Of this amount $317,000 is characterized as research and development expense and $37,000 as trademark expense, which is included in other selling, general and administrative expense.
- Operating expenses, testing and development costs totaling $505,000 related to support for expansion of the Sanova business.

Cost of goods as a percentage of net sales was 39% for the nine month period ended February 28, 1999, an increase of 6 points over the 33% of net sales for the same period last year. Sanova cost of goods during the second and third quarters with no corresponding minimum profit as occurred in the prior year account for one-half of the difference. The balance is due primarily to increased warehousing, freight and handling costs incurred in building inventory to support the transition to two new distributors for the Company's mastitis prevention products.

Royalty expenses for the three month period ended February 28, 1999 include the establishment of an accrued liability in the amount of $2,262,044 to settle the royalty rights holders lawsuit filed against the Company in February, 1996. (See
Item 3. Legal Proceedings, page 13).

Research and development expenses of $1,619,583 for the nine month period ended February 28, 1999 were $306,144 higher than for the first nine months last year. This increase is primarily due to recognition of $317,000 in costs associated with the settlement negotiated at the termination of the Novus contract.

Other selling, general and administrative expenses of $2,200,063 for the nine months ended February 28, 1999 were $578,212 higher than for the equivalent period last year. The increase reflects costs incurred to manage the Sanova projects following termination of the Novus agreement of approximately $175,000, $78,000 of expenses incurred in connection with the debt collection and patent infringement lawsuits against ABS Global, Inc. and $261,000 for employee related expenses.

Interest income of $123,916 for the three month period ended February 28, 1999 was $37,020 lower than the equivalent three month period last year primarily because the Company's investable cash resources were roughly 20% lower during the most recent quarter as compared to the equivalent period a year ago. Interest income of $444,129 for the nine month period ended February 28, 1999 was $10,191 lower than the equivalent nine month period last year, reflecting marginally lower prevailing interest rates earned on approximately equivalent average investable cash resources during the two nine month periods.

LIQUIDITY
The Company's cash, cash equivalents, short term investments and U.S. Treasury investments totaled $9,736,017 on February 28, 1999, an amount $989,976 lower than at the end of the previous fiscal year. The reduction is due primarily to:

- Inventory increases of $1,619,513 to support the Sanova expansion/transition from Novus International, Inc., and to support the transition from ABS to two new U.S. animal health distributors. (See Note #2, page 7).
- Accounts receivable increases of $463,472 reflecting primarily past due amounts from Alcide's former distributor ABS Global, Inc., totaling $657,639, which amount was substantially repaid following the end of the quarter. (See Note #3, page 7 and Item 3.

      Legal Proceedings, page 13). The Company believes that its resources are sufficient to meet its anticipated operating needs.

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

Further, the Company identified a need to upgrade computer software which controls certain laboratory analytical instruments. The upgrade was completed during the Company's fiscal third quarter at a cost of $12,297.

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

OUTLOOK
-     Sanova Food Quality System Distribution
      On October 8, 1998, the Company and Novus International, Inc. announced the termination of their May 21, 1997 agreement to market the Sanova Food Quality System. As a result of this decision Alcide is now selling and distributing Sanova directly to the poultry processing industry. At the end of the fiscal third quarter three commercial poultry processing plants were utilizing the Sanova System. Subsequently, contracts have been signed for installation of the Sanova System in four additional processing plants. Additional contracts are being negotiated and it is expected that these will result in further expansion of the use of the Sanova System. The Company expects to invest capital of between $300,000 to $400,000 to equip each new plant.

-     Udder care product distribution
      The Company's distribution agreements with ABS Global, Inc. expired on October 31, 1998 and were not renewed. Effective November 1, 1998 Alcide entered into a new four year agreement with IBA, Inc. to expand IBA's territory to cover the entire United States. In addition, the present Universal Marketing Services, Inc. contract has been amended to include the additional territories of Canada, Italy, Portugal and the Czech Republic as exclusive UMS territories and the United States as a non-exclusive territory.

      Management believes that the combined distribution coverage provided by IBA and UMS has the potential to equal or surpass that previously provided by ABS for the territories of the United States, Canada, Italy, Portugal and the Czech Republic.

      In November, 1998, ABS Global, Inc. began distributing an udder care product which competes with Alcide's udder care products. Management believes that the ABS product infringes an Alcide patent and, consequently, on December 18, 1998, Alcide filed a patent infringement suit against ABS in the U.S. District Court for the Western District of Wisconsin, seeking treble damages for their willful infringement.

      The transition from ABS to the two new/expanded distributors, IBA and UMS, coupled with ABS's infringement, has had an impact on Alcide's third quarter financial performance and is expected to have an impact on Alcide's fiscal fourth quarter, although the magnitude of such cannot be determined at this time.

ITEM 3.  LEGAL PROCEEDINGS:

ALCIDE DEBT COLLECTION LAWSUIT AGAINST ABS GLOBAL, INC.:
On March 24, 1999 the Company and ABS Global, Inc. reached agreement on the debt collection lawsuit filed by Alcide against ABS in October, 1998, and ABS's counterclaims in connection with the suit. Under the agreement, ABS agreed to pay all but $23,000 of the amount claimed by Alcide, and also agreed to dismiss its counterclaims against Alcide.

ALCIDE PATENT INFRINGEMENT LAWSUIT AGAINST ABS GLOBAL, INC.:
ABS has introduced a new family of teat dips developed by Ecolab which Alcide asserts infringes one of Alcide's patents and, as a result, on December 18, 1998 the Company filed a patent infringement suit against ABS in U.S. District Court for the Western District of Wisconsin seeking a preliminary injunction and treble damages for ABS's willful infringement. This lawsuit is expected to go to trial in November, 1999.

In March, 1999 Alcide submitted a motion to amend its complaint to add Ecolab and certain ABS independent representatives as additional defendants in the suit. No action has yet been taken by the Court with respect to Alcide's motion.

ROYALTY RIGHTS HOLDERS LAWSUIT FILED AGAINST ALCIDE IN FEBRUARY, 1996:
Alcide has reached an agreement in principle to settle a lawsuit brought against it by certain persons who are parties to royalty agreements with the Company. The settlement agreement, which is conditioned on parties reaching agreement on certain specific terms, provides for Alcide to make a one time payment of $2,079,076 to plaintiffs in satisfaction of all past and future obligations to them under the royalty agreements. A proportionate payment to royalty holders who are not plaintiffs in the case would bring the amount of the settlement to $2,262,044. This amount has been recorded as an expense in the Company's financial statements for its fiscal third quarter. Under the terms of the agreement in principle no further royalty payments will be made by Alcide.

                                    PART II.

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALCIDE CORPORATION
                                       The Registrant



Date:    April 14, 1999                By  /s/ John P. Richards
                                       ----------------------------------------
                                       John P. Richards
                                       Executive Vice President
                                       Chief Financial Officer