Form 10-K405
period 1999-05-31
ALCIDE CORP
filed 1999-08-23
CIK 708484

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ x ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:  May 31, 1999
Commission file number 0-12395

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
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )
                              ---
        The aggregate market value of voting stock held by non-affiliates of the Registrant on August 1, 1999 was approximately $32,895,461. On that date, there were 2,527,830 shares of common stock outstanding, net of Treasury Stock.
        Certain sections of Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Items 11, 12 and 13 of Part III hereof. Certain sections of Part I of this Form 10-K Annual Report are incorporated by reference into the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders.

                               Page 1 of 39 pages
                            Exhibit Index on Page 24

                              TABLE OF CONTENTS


                                                                                                     Page
PART I          Item 1.       Business                                                                  3
                              A.  Introduction                                                          3
                              B.  Sales Development                                                     3
                              C.  Research and Product Development                                      5
                              D.  Patents and Trademarks                                                7
                              E.  Raw Materials                                                         9
                              F.  Competition                                                          10
                              G.  Government Regulation                                                10
                              H.  Employees                                                            11
                              I.  Advertising and Promotion                                            12
                              J.  Manufacturing                                                        12

                Item 2.       Properties                                                               12

                Item 3.       Legal Proceeding                                                         12

                Item 4.       Submission of Matters to a Vote of Security Holders                      12

PART II         Item 5.       Market for the Registrant's Common Stock and Related
                              Stockholder Matters                                                      13

                Item 6.       Selected Financial Data                                                  14

                Item 7.       Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                      15

                Item 8.       Financial Statements and Supplementary Data                              19

                Item 9.       Changes in and Disagreements with Accountants on
                              Accounting and Financial Disclosures                                     19

PART III        Item 10.      Directors and Executive Officers                                         20

                Item 11.      Executive Compensation                                                   22

                Item 12.      Security Ownership of Certain Beneficial Owners and
                              Management                                                               22

                Item 13.      Certain Relationships and Related Transactions                           22

PART IV         Item 14.      Exhibits, Financial Statement Schedules and Reports
                              on Form 8-K                                                              22


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

        This report includes forward-looking statements which involve risk and uncertainty including, without limitation, risk of dependence on patents and trademarks, third party suppliers, market acceptance of and demand for the Company's products, distribution capabilities, development of technology and governmental regulatory approval thereof. Sentences or phrases that use the words such as "believes," "anticipates," "hopes," "plans," "may," "can," "will," "expects," and others, are often used to flag such forward-looking statements, but their absence does not mean a statement is not forward-looking. Such statements reflect management's current opinion and are designed to help readers understand management's thinking. By their very nature, however, such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

B.      SALES DEVELOPMENT

        The Company presently sells products to the dairy, health care, poultry processing and automotive industries. Its products include:
UDDERgold-Registered Trademark- Plus and UDDERgold-Registered Trademark-Germicidal Barrier Teat Dips, Pre-Gold-Registered Trademark- Germicidal Pre-Milking Teat Dip, and 4XLA-Registered Trademark- Pre- and Post-Milking Teat Dip to the dairy industry; Exspor-Registered Trademark-Sterilant-Disinfectant and LD-Registered Trademark- Disinfectant to the health care industry; Sanova-Registered Trademark- antimicrobial intervention to the poultry processing industry; and RenNew-Registered Trademark--A/C Air Conditioning System Disinfectant to the automotive industry. The Company's sales to date have primarily been derived from UDDERgold Plus, UDDERgold and 4XLA teat dips, and Sanova food antimicrobial.

        Total product sales for the fiscal year ended May 31, 1999 were $11,220,528. Export sales to international distributors, plus product exported by U.S. distributors to international markets accounted for $4,180,038, 37% of total sales.

        1.   DAIRY INDUSTRY

        Worldwide sales of dairy line products during fiscal year 1999 were $9,189,063 as compared with $10,114,845 in FY 1998. In FY 1999 sales to the dairy industry accounted for 82% of the

Company's total sales. Should there be a loss of the sales generated by dairy line products, it would have a material adverse effect on the Company.

        U.S. DAIRY INDUSTRY
        In fiscal 1999, dairy industry sales in the United States were $5,009,025, 55% of total Alcide sales to the dairy industry.

        INTERNATIONAL DAIRY INDUSTRY
        Alcide products are sold to the dairy industry in Canada, Latin America and Europe through a network of five distributors. Sales to the international dairy industry were $4,180,038 in fiscal 1999, 45% of total sales to the dairy industry.

        DISTRIBUTOR ARRANGEMENTS
        All Alcide sales to the dairy industry are to distributors who have contracted with the Company to provide sales and marketing services to distribute the Company's products. In each case the distributor purchases product from Alcide for resale to the end user. Loss of any of the Company's distributors can have a material impact on the Company's sales and earnings.

        The Company's distribution agreements with ABS Global, Inc. for the United States and several international markets expired on October 31, 1998 and were not renewed. On November 1, 1998 Alcide entered into a new four year contract with IBA, Inc. to expand the IBA territory to cover the entire United States. Simultaneously, the Universal Marketing Services, Inc. contract, which had covered the territories of the United Kingdom, Republic of Ireland and Spain, was amended to include the additional territories of Canada, Italy, Portugal and the Czech Republic as exclusive UMS territories, and the United States as a nonexclusive UMS territory.

        2.   POULTRY PROCESSING INDUSTRY

        In May, 1997 the Company entered into an agreement with Novus International, Inc. for Novus' introduction and distribution of Sanova antimicrobial to the poultry industry. Under the terms of the agreement Novus was obligated to pay Alcide the higher of 50% of Sanova profits or at least $500,000 per quarter for fiscal 1998, and $1 million per quarter thereafter. In August, 1998, Novus gave notice to Alcide that it intended to terminate the agreement effective November 30, 1998. During fiscal 1999 Alcide sales to the poultry industry were $1,538,887, of which $1,204,593 were contractual minimum payments by Novus. During fiscal 1998 sales to the poultry processing industry were $2,445,106, all of which was derived from contractual minimum payments by Novus.

        Effective December 1, 1998, Alcide assumed direct responsibility for distribution of Sanova to the poultry processing industry. On May 31, 1999 five poultry processing plants were using Sanova under contract with Alcide. In addition, Alcide has entered into contractual agreements for startup of seven additional poultry processing plants during the period June through October, 1999.

        3.   HEALTH CARE INDUSTRY

        The Company markets a line of hard surface sterilants and disinfectants which kill harmful microorganisms and help reduce the potential for disease transmission via contaminated surfaces. The Company's LD Disinfectant and Exspor Sterilant-Disinfectant offer users a combination of broad spectrum efficacy, speed and relative safety.

        Fiscal year 1999 sales of hard surface sterilants and disinfectants were $440,672, or 4% of total sales, as compared with $390,178 in fiscal year 1998.

        4.   AUTOMOTIVE INDUSTRY

        Fiscal year 1999 sales of RenNew-A/C Air Conditioning System Disinfectant were $51,906 as compared with $48,823 in fiscal year 1998. All RenNew-A/C Air Conditioning System Disinfectant sales in both fiscal year 1999 and fiscal year 1998 were to a supplier for the General Motors Corporation.

        5.   INDUSTRY PRACTICES AND BACKLOG ORDERS

        The Company's invoice terms for the dairy, health care and automotive industries conform to those in the chemical industry in general, which are: domestic-30 days, export-60 days.

        Alcide had $1,138,270 of firm orders on May 31, 1999 for future delivery to the dairy industry as compared to orders for future delivery at May 31, 1998 of $2,062,834. The Company's distributors typically place orders one to four months in advance.

        The Company's invoice terms, product pricing and delivery to the poultry processing industry are based on contracts with each processor which typically cover two to four years. Under the terms of the agreements Alcide provides inventory to the poultry processors. The inventory is used on demand and billing by Alcide is determined at the end of each month based on the previous month's amount of poultry product processed. Payment is due 15 days after billing.

C.       RESEARCH AND PRODUCT DEVELOPMENT

         During fiscal year 1999 the Company's efforts continued to focus on the development of products for which its technology provides clear advantages in the marketplace and for which weaknesses pose minimal impediment or competitive disadvantage. Major strengths of the Company's patented technology are broad spectrum of antimicrobial activity, rapidity of cidal activity, safe residues and nonexistent resistant strains. Primary weaknesses are the inconvenience of a two-part system and potential for corrosive oxidation.

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

         Significant highlights of programs active during fiscal year 1999 are described below:

         1.  FOOD DISINFECTION

         USDA approval to recommence the Continuous On-line Processing (COP) concept was achieved in January, 1999. This approval provides added value to the Sanova System and is of interest to the entire U.S. poultry processing industry. Significant effort has been directed to the completion of a series of COP studies in order to successfully validate to USDA that the Sanova System can deliver significant improvements in the overall quality of processed poultry. Additional research for the optimization of the Sanova process will continue throughout fiscal 2000. This research will continue to focus on improvements in performance (microbial reduction) as well as reductions in product cost.

         Testing to establish the application parameters for Sanova on beef were completed during the final quarter of fiscal 1999 and those for pork will be completed in the first quarter of fiscal 2000. It is expected that all of the requirements for USDA approval for beef will be met by the end of calendar 1999 permitting commercial expansion into this area during the latter half of fiscal 2000. A Food Additive Petition requesting the use of Sanova on red meat parts (in addition to whole carcass disinfection) was submitted during the first quarter of fiscal 2000.

         Verbal notice was received from the Canadian regulatory authorities in early August that their review of the Sanova chemistry had been completed. Final written approval is expected by September 1, 1999, which will permit both the importation of Sanova treated carcasses into Canada and the use of Sanova within Canada.

         The Food Additive Petition for the use of Sanova on Raw Agricultural Commodities (intact fruits and vegetables) was successfully completed during fiscal 1999. It is expected that the final FDA notice of approval for use will issue during fiscal 2000. The degree to which the Environmental Protection Agency (EPA) will exert regulatory authority over this field has, during the past 60 days, become uncertain. The respective roles of FDA and EPA have been clouded by the 1997 Food Quality Protection Act, and the agencies themselves have been unable to specifically define their regulatory authority and criteria for approval for antimicrobial products directed at pathogen reduction such as Sanova. Given this environment, Alcide has pursued a course through FDA which the Company believes has the strongest likelihood of exerting control over treatment of Raw Agricultural Commodities in processing plants. EPA involvement, if required, could delay commercialization of Sanova for disinfection of Raw Agricultural Commodities.

         2.  UDDER CARE BUSINESS

         Significant new formulation developments for potential new market sectors and for patent extension opportunities were completed during fiscal 1999. It is believed that this effort will result in new product introduction in fiscal 2000. Additional new products will continue to undergo "proof of principle" testing during fiscal 2000 as well as field efficacy and toleration testing prior to market introduction. A longer term development is in process for the creation of a "next generation" of udder care products. Field testing of the first of the new product opportunities in this area is expected to begin during the second half of fiscal 2000.

         3.  PREOPERATIVE SKIN ANTISEPTIC

         During fiscal 1999, continued delays were experienced in the finalization of the Company's New Drug Application (NDA) arising from the process of identifying and certifying a Good

Manufacturing Practices (GMP) compliant supplier of the active material. As of the end of fiscal 1999, this process remains unfinished. In lieu of the qualification of a GMP compliant primary supplier of mandelic acid, a proposal was submitted to FDA in early fiscal 2000 to request the qualification of a secondary processor for the process of purification through re-crystallization of non-GMP compliant mandelic acid. This proposal has now been accepted paving the way for the completion of our GMP production requirements and the completion of the CMC package for FDA submission. Timing to completion of this process remains uncertain. Completion of the CMC (pharmaceutical) section of the NDA is a pre-requisite to the finalization of the NDA for this product.

         Further testing of the preoperative skin antiseptic product to evaluate the potential use of the same formulation as an antiseptic for injection site or in-dwelling catheter site uses continues on hold pending responses to and final resolution of the preoperative skin antiseptic NDA submission. It is still the Company's intention that an addendum to the original NDA to cover this expanded use will be submitted to FDA and this is now targeted for late in fiscal 2000.

         Wherever possible, it is the Company's strategy to further the development of new use areas for the skin disinfectant range by the development and submission of addenda to the original NDA.

         4.  ANTI-INFECTIVE ORAL RINSE

         Testing of the Company's candidate product for potential Rx or OTC use in the oral care field continued during fiscal 1999 in cooperation with a major international pharmaceutical marketer. This cooperative testing will continue into fiscal 2000 with the expectation that if the results prove successful, a licensing agreement for future development and marketing may eventuate. As part of the fiscal 1999 testing it has been demonstrated that optimal therapeutic product formulations may not necessarily prove to be the most appropriate for OTC use. It is therefore expected that a parallel development strategy for these two potential use areas will be followed in fiscal 2000.

         5.  INTRAMAMMARY INFUSION

         It was established during fiscal 1999 that modern analytical methods for residues are able to detect the presence of unacceptable levels of product degradants in the milk of cows treated with the candidate product. Since these residues completely alter the market potential of this product, it was decided in late fiscal 1999 to terminate the research program.

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

         PATENTS -- The Company owns the following fifteen issued United States patents:


         1)       U.S. Patent No. 4,891,216
                  "Disinfecting Compositions and Methods Therefor"

         2)       U.S. Patent No. 4,956,184
                  "Topical Treatment of Genital Herpes Lesions"

         3)       U.S. Patent No. 4,986,990
                  "Disinfection Method and Composition Therefor"

         4)       U.S. Patent No. 5,019,402
                  "Composition and Procedure for Disinfecting Blood and Blood Components"

         5)       U.S. Patent No. 5,100,652
                  "Disinfecting Oral Hygiene Compositions and Process for Using the Same"

         6)       U.S. Patent No. Re. 36,064
                  "Disinfection Method and Composition Therefor"

         7)       U.S. Patent No. 5,252,343
                  "Method and Composition for Preventing and Treatment of Bacterial Infections"

         8)       U.S. Patent No. 5,384,134
                  "Anti-Inflammatory Formulations for Inflammatory Diseases"

         9)       U.S. Patent No. 5,389,390
                  "Process for Removing Bacteria from Poultry and Other Meats"

         10)      U.S. Patent No. 5,597,561
                  "Adherent Disinfecting Compositions and Method of Use in Skin Disinfection"

         11)      U.S. Patent No. 5,622,725
                  "Wound Disinfection and Repair"

         12)      U.S. Patent No. 5,628,959
                  "Composition and Method for Sterilizing Dialyzers"

         13)      U.S. Patent No. 5,651,977
                  "Adherent Disinfecting Compositions and Methods Related Thereto"

         14)      U.S. Patent No. 5,667,817
                  "Method and Composition for the Prevention and Treatment of Female Lower Genital Tract
                  Microbial Infections"



         15)      U.S. Patent No. 5,772,985
                  "Composition and Methods for Treatment of Skin Lesions"


         One new U.S. patent application was filed during fiscal year 1999. Five additional U.S. patent applications are pending, as well as one reissue application corresponding to patent 8) above. Numerous corresponding foreign applications are issued or pending.

         The Company's original patent, U.S. Patent No. Re. 31,779, expired in the United States on April 18, 1995. That patent was directed to disinfecting a substrate using a lactic acid/sodium chlorite composition. The Company's second patent, U.S. Patent No. 4,330,531, expired in the United States on May 18, 1999, and was directed to a lactic acid/sodium chlorite gel formulation.

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

         In addition to the Company's mark Alcide-Registered Trademark-, the other Company marks registered in the U.S. are Sanova-Registered Trademark-, Exspor-Registered Trademark-, LD-Registered Trademark-, UDDERgold-Registered Trademark-, 4XLA-Registered Trademark-, Pre-Gold-Registered Trademark-, DIPPINgold-Registered Trademark- silverQUICK-Registered Trademark- and RenNew-Registered Trademark-.

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

         The dairy hygiene market into which UDDERgold Plus, UDDERgold, Pre-Gold and 4XLA teat dips are sold is a highly fragmented worldwide market in which major specialty chemical companies compete. The major classes of products sold in this market are iodophors and chlorhexidines. The expiration on May 18, 1999 of the Company's U.S. Patent 4,330,531, which covered Alcide's UDDERgold formulation, allows competing lactic acid based acidified sodium chlorite products to enter the marketplace. ABS Global, Inc., the Company's former distributor, has introduced one such product. Management believes, however, that the expired patent's technology is inferior to that represented by Alcide's more recent patents.

         The market for disinfection of poultry and other food products is dynamic and rapidly emerging as a result of consumer concern and U.S. Government regulatory activity. A number of technologies are directed at reduction of food borne pathogens. Of these, trisodium phosphate is used within the poultry processing industry in a manner similar to the Company's product, Sanova. Chlorine dioxide and ozone have been tested in poultry chiller waters but have not been broadly accepted by the industry. Irradiation technology has been approved by USDA and FDA but is not broadly used by the poultry industry and, in the limited cases where irradiation is used, the process involves a secondary treatment outside the poultry processing plant. Market conditions within the food processing industry are such that additional competition is likely.

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

         In West Germany, a New Drug Application for UDDERgold Teat Dip was filed in February, 1989 and rejected by the West German regulatory authorities in March, 1997. A new registration application was filed in March, 1999 and is presently under review by the German authorities. The Company's distributor in The Netherlands had been selling UDDERgold to German customers who bought the product in The Netherlands until May, 1999, at which time the distributor was ordered to discontinue the practice of across border shipment of UDDERgold. The distributor reports that 70% of its former German UDDERgold customers have converted to Alcide's 4XLA Teat Dip.

         4XLA Teat Dip has been registered in New Zealand, Chile, Argentina, Canada and Denmark. The product is sold without registration in France, The Netherlands, Belgium, Italy, Germany and the United States.

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

             b.   Red Meats

                  The Company's Food Additive Petition was approved by FDA in March, 1998. Alcide plans to begin conducting a commercial plant test under supervision of the USDA in August 1999, as a necessary step in obtaining the agency's required approval.

             c.   Fruits and Vegetables

                  In December, 1998 Alcide submitted a Food Additive Petition to the Food and Drug Administration for the use of Sanova on raw agricultural commodities. Approval of the petition is expected in fiscal 2000.

         3.  PREOPERATIVE SKIN ANTISEPTIC

         A New Drug Application for the Company's preoperative skin antiseptic was submitted to the FDA in September, 1994. In October, 1995, the FDA requested substantial supplemental testing and additional support for the NDA. Such testing and support was completed in FY 1997 and submitted to the FDA after May, 1997. The product cannot be marketed without FDA approval. Completion of the pharmaceutical manufacturing section of the NDA is a necessary final step in the approval process.

         4.  STERILANTS/DISINFECTANTS

         The Company's line of hard surface sterilants and disinfectants are regulated in the U.S. by the EPA and FDA. Appropriate EPA and FDA approvals for sale and manufacturing have been obtained.

H.       EMPLOYEES

         The corporate office and laboratory staff of 15 employees occupy a 6,751 square foot facility in Redmond, Washington. In addition there are 2 Sanova technical service representatives located in the southeastern U.S.

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

ITEM 2.  PROPERTIES

         The Company's Sanova food antimicrobial is stored, mixed and applied on site at each poultry processing plant under contract by means of equipment owned by Alcide. The historical cost of such equipment for the five poultry processing plants in operation and three plants being prepared for startup was $2,496,503 on May 31, 1999. Each new plant utilizing the Sanova System will require an investment estimated at between $350,000 and $500,000, depending on plant size.

ITEM 3.  LEGAL PROCEEDING

         Following termination of its agreement with Alcide, ABS Global, Inc. introduced a new family of teat dips developed by Ecolab which Alcide asserts infringes one of Alcide's patents. On December 18, 1998 the Company filed a patent infringement suit against ABS in U.S. District Court for the Western District of Wisconsin. Subsequently, in March, 1999, Alcide submitted a motion to amend its complaint to add Ecolab and certain ABS independent representatives as additional defendants in the suit. The lawsuit is expected to go to trial in November, 1999.

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

         The following table sets forth the range of the Common Stock on NASDAQ for the fiscal quarters indicated, as reported by NASDAQ.

                                                      HIGH          LOW
                                                      ----          ---

                      COMMON STOCK
                      ------------

                      YEAR ENDED MAY 31, 1998
                      First quarter                   59 1/2        30
                      Second Quarter                  67 3/4        49 7/8
                      Third Quarter                   65            46 1/2
                      Fourth Quarter                  60 1/8        33 1/4


                      YEAR ENDED MAY 31, 1999
                      First Quarter                   48            17 1/4
                      Second Quarter                  22            13
                      Third Quarter                   25 1/2        12 1/16
                      Fourth Quarter                  19 1/4        11 3/4


    No dividends were declared or paid for these periods.
    Prices represent final daily transactions between dealers without retail mark-up, mark-down or commissions, and may not represent actual transactions.
    On August 1, 1999, there were approximately 1,648 Common stockholders of record.

ITEM 6.          SELECTED FINANCIAL DATA


                                                              FISCAL YEARS ENDED
                                                              ------------------

                             MAY 31, 1995        MAY 31, 1996         MAY 31, 1997       MAY 31, 1998        MAY 31, 1999

Net sales                      $9,153,104         $11,145,826          $11,768,504        $12,998,952         $11,220,528

Net income (loss)               1,663,213           2,325,062            2,881,295          3,222,723           (974,463)


Diluted earnings
(loss) per common
share and equivalents                 .60                 .82                 1.04               1.16               (.38)


Total assets                   11,910,992          13,768,614           15,113,672         16,369,337          15,619,987

Long term debt                        ---                 ---                  ---                ---                 ---

Redeemable Preferred
Stock                             261,022             249,380              233,105            212,936             190,377



SELECTED QUARTERLY FINANCIAL DATA FOR THE YEARS ENDED MAY 31, 1998 AND MAY 31, 1999



                                Net Sales   Gross Profit    Net Income  Net Income (Loss)
                                                              (Loss)         per Share
Year Ended
May 31, 1998
1st Quarter                   $ 3,192,396    $ 2,089,395    $   723,050     $       .26
2nd Quarter                     3,231,276      2,206,822        795,155             .28
3rd Quarter                     3,189,789      2,149,403        891,025             .31
4th Quarter                     3,385,491      2,234,090        813,493             .29
                              -----------    -----------    -----------     -----------
Total for Year                $12,998,952    $ 8,679,710    $ 3,222,723     $      1.16
                              -----------    -----------    -----------     -----------
                              -----------    -----------    -----------     -----------


Year Ended
May 31, 1999
1st Quarter                   $ 3,781,279    $ 2,669,272    $ 1,033,738     $       .38
2nd Quarter                     2,668,869      1,487,877         38,675             .01
3rd Quarter                     2,280,135      1,211,675     (1,531,108)           (.60)
4th Quarter                     2,490,245        947,932       (515,768)           (.20)
                              -----------    -----------    -----------     -----------
Total for Year                $11,220,528    $ 6,316,756    $  (974,463)    $      (.38)
                              -----------    -----------    -----------     -----------
                              -----------    -----------    -----------     -----------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR 1999 AS COMPARED WITH 1998

         Net sales for the twelve month period ended May 31, 1999 were $11,220,528, a 14% decrease from the $12,998,952 sales for the equivalent twelve month period in the preceding fiscal year. The net sales decrease and the $974,463 net loss for the fiscal year ended May 31, 1999 reflect the negative impact of several unusual events which occurred during the twelve month period, including:

        - The decision by Novus International, Inc. to terminate its distribution agreement with Alcide pertaining to Alcide's Sanova antimicrobial for the poultry industry. Under the terms of the agreement Alcide was entitled to minimum quarterly revenue payments from Novus. Such payments resulted in Alcide net sales of $1,204,593 and gross margin of $927,890 during fiscal 1999, as compared to net sales of $2,445,106 and gross margin of $2,000,000 in the preceding fiscal year.

        - Negotiated settlement costs of $354,000 relating to the termination of the distribution agreement with Novus International.

        - Operating expenses, testing, development costs and startup expenses totaling $950,000 related to the support for expansion of the Sanova business under Alcide control.

        - Alcide's decision not to ship product ordered by its former distributor, ABS Global, Inc. for the month of October. The order had a sales value of $718,031 and a gross margin value of $466,720.

        - Agreement with royalty rights holders to settle their suit filed in February, 1996 for a one-time payment totaling $2,212,512. The entire payment has been reflected as an expense in fiscal 1999.

         Interest income of $557,669 for the twelve month period ended May 31, 1999 was $80,347 lower than the equivalent twelve month period last year. Approximately $46,500 of the year-to-year decrease is due to 8% lower investable cash resources. The balance of the decrease is due to lower prevailing interest rates.

         Cost of goods as a percentage of net sales was 44% for the twelve month period ended May 31, 1999, an increase of 11 points over the 33% of net sales for the same period last year. Sanova cost of goods during the second, third and fourth quarters with no corresponding minimum profit as occurred in the prior year account for 6 percentage points of the difference. The balance is due primarily to increased warehousing, freight and handling costs incurred in building inventory to support the transition to two new distributors for the Company's mastitis prevention products.

    ROYALTY OBLIGATIONS

         Prior to May, 1999, the Company had an obligation pursuant to certain royalty and consolidation agreements to pay patent holders, some of whom were early investors in the Company, a royalty of 50% of its license revenues and 8% of its net cash sales of products subject to such agreements. In fiscal 1998, net sales of $4,161,018 were covered by the royalty and consolidation agreements, resulting in royalties of $332,881. During the first nine months of FY 1999 net sales of $2,505,926 were covered by the royalty and consolidation agreements, resulting in royalties of $200,482. In May, 1999, the Company reached agreement with royalty rights holders to settle their claim to all past and future royalties for a one-time payment of $2,212,512, resulting in total royalty expense for the year of $2,412,994.

    RESEARCH AND DEVELOPMENT

        Research and development expenses of $2,240,509 for the twelve month period ended May 31, 1999 were $606,584 higher than for the twelve months last year. This increase is due to reimbursement to Novus of $317,000 in research and development costs associated with the settlement negotiated at the termination of the Novus contract and increased salary, consulting, testing and travel costs incurred in connection with food safety related projects.

    SELLING AND ADMINISTRATIVE EXPENSE

        Other selling, general and administrative expenses of $3,349,434 for the twelve months ended May 31, 1999 were $1,200,485 higher than for the equivalent period last year. The increase reflects costs incurred to manage the Sanova projects following termination of the Novus agreement of approximately $628,000, $193,460 of expenses incurred in connection with the debt collection and patent infringement lawsuits against ABS Global, Inc. and $298,000 for increases in salaries and executive bonuses.

    INCOME TAXES

        Income tax benefit during fiscal 1999 was $320,316 compared to an income tax expense in fiscal 1998 of $1,848,358. The difference between the effective tax rate of 24.7% in fiscal 1999, compared to 36.4% in fiscal 1998, is primarily due to state taxes paid and expenses in 1999 related to settlement of prior year's liabilities. The Company expects its effective rate in the future to be approximately 36.5%.

    LIQUIDITY

        The Company's cash, cash equivalents, short term investments and U.S. Treasury investments totaled $6,895,126 on May 31, 1999, an amount $5,236,103 lower than at the end of the previous fiscal year. The reduction is due primarily to:

- Inventory increases of $710,617 to support the Sanova expansion/transition from Novus International, Inc., and to support the transition from ABS to two new U.S. animal health distributors.
- Investment in Sanova plant equipment, components and replacement parts of $2,631,195.
- Cash payment in fiscal 1999 of $2,208,399 related to royalty rights holders' settlement; the balance of the settlement, $4,113, was paid in the first quarter of fiscal 2000.

    OUTLOOK

-        Sanova Food Quality System Distribution
         On October 8, 1998, the Company and Novus International, Inc. announced the termination of their May 21, 1997 agreement to market the Sanova Food Quality System. As a result of this decision Alcide is now selling and distributing Sanova directly to the poultry processing industry.

         Management has announced its goal for the utilization of Sanova by at least 20 poultry processing plants by the end of fiscal 2000. On August 1, 1999, seven poultry processing plants were utilizing Sanova and an additional five plants had contracted with the Company for Sanova use. Each new plant startup requires process validation testing, engineering support and other startup expenses. In total, such startup related expenses are estimated at between $30,000 and $75,000 per plant, depending on plant size and complexity. Management anticipates that, initially, startup expenses related to expansion of the Sanova business base will eclipse profit generated by systems already in operation.

         It is further expected that substantial expense will be necessary during the early part of fiscal 2000 to optimize the Sanova delivery system and chemistry in the interest of long term cost reduction. Lastly, it is expected that each new plant will require a capital investment of $350,000 to $500,000.

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

         The transition from ABS to the two expanded distributors, IBA and UMS, coupled with ABS's infringement, has had an impact on Alcide's fiscal 1999 financial performance and is expected to have an impact on Alcide's fiscal 2000 financial performance, although the magnitude of such cannot be determined at this time.

      YEAR 2000 ISSUES

         The Company has developed and is implementing a comprehensive plan to address issues related to Year 2000. The organizational simplicity of Alcide's business structure, which relies heavily on third party manufacturers and a network of third party distributors, limits the direct financial impact on the Company to become Year 2000 compliant.

         It has been necessary to upgrade the Company's accounting software which controls internal and external reporting, sales order and billing records, cost accounting inventory records, accounts payable and cash management processes. The costs incurred to accomplish the upgrade were approximately $10,000 and were recorded as an expense during fiscal 1998. All such upgrades have been completed.

         Further, the Company identified a need to upgrade computer software which controls certain laboratory analytical instruments. The upgrade was completed during the Company's fiscal 1999 third quarter at a cost of $12,297.

         Lastly, the Company has surveyed each of its raw material suppliers, manufacturing resources and distributors to assure their Year 2000 readiness.

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

    ROYALTY OBLIGATIONS

        Prior to May, 1999, the Company had an obligation pursuant to certain royalty and consolidation agreements to pay patent holders, some of whom were early investors in the Company, a royalty of 50% of its license revenues and 8% of its net cash sales of products subject to such agreements. In fiscal 1998, net sales of $4,161,018 were covered by the royalty and consolidation agreements compared to $4,248,923 in fiscal 1997.

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

        Reference is made to pages 14 and 26 through 37 of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                                                PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

        Pursuant to the Company's by-laws, Directors are elected to a one-year term of office by the shareholders of the Company at its Annual Meeting.

        Information regarding the Directors and Executive Officers of the Company as of May 31, 1999 is listed in the following table:


                                        POSITIONS WITH THE COMPANY AND PRINCIPAL OCCUPATION OR       DIRECTOR OR EXECUTIVE OFFICER
NAME                           AGE      EMPLOYMENT DURING THE PAST FIVE YEARS                        SINCE

Thomas L. Kempner              72       Director and Chairman of the Board of the Company;                       1983
                                        Chairman and Chief Executive Officer of Loeb Partners
                                        Corporation, a private investment banking firm, since
                                        1979.   Presently serves on the Boards of Directors of
                                        Energy Research Corporation; IGENE Biotechnology, Inc.;
                                        Roper Starch Worldwide, Inc.; Intermagnetics General
                                        Corporation; Northwest Airlines, Inc. (Emeritus); CCC
                                        Information Services Group, Inc.; Evercel, Inc.; and
                                        Insight Communications Company, Inc.


Kenneth N. May                 68       Director of the Company; Retired in August, 1989 as                       1995
                                        Chairman, Chief Executive Officer and a director of Holly
                                        Farms Foods, Inc., completing 19 years with that company.
                                        Previously held positions as Professor of Poultry Science
                                        at Mississippi State University and the University of
                                        Georgia.  Former technical advisor and consultant to the
                                        National Chicken Council on food safety matters.  Serves
                                        on the Board of Directors of Embrex, Inc.  Dr. May has
                                        been active in the Poultry Science Association and the
                                        National Chicken Council, and has served on various
                                        committees for the USDA.



Joseph A. Sasenick             59       Director of the Company; President and Chief Executive                    1991
                                        Officer of the Company since February 1992; President and
                                        Chief Operating Officer of the Company from February 1991
                                        to February 1992.  Presently serves on the Executive
                                        Committee and Board of Directors of the Washington
                                        Biotechnology and Biomedical Association and on the Board
                                        of Directors of the Technology Alliance, a special program of the Greater Seattle Chamber of Commerce. Previously
                                        held senior management positions at Abbott Laboratories
                                        and The Gillette Company.


William G. Spears              61       Director of the Company; Chairman of Key Asset Management,                1989
                                        the investment advisory subsidiary of KeyCorp, since 1996;
                                        Principal of W. G. Spears, Grisanti & Brown LLC since July
                                        1, 1999.  Presently serves on the Board of Directors of
                                        United HealthCare Corp.; Avatar Holdings, Inc.; Chairman,
                                        HealthCare Chaplaincy Board of Trustees and Vice Chairman
                                        of Quinnipiac College Board of Trustees.


John P. Richards               57       Executive Vice President, Chief Financial Officer and                     1991
                                        Secretary of the Company since 1991; President, Alcide
                                        Food Safety, Inc., a wholly owned subsidiary of the
                                        Company, since January, 1999.


G. Kere Kemp                   49       Executive Vice President, Chief Scientific Officer of the                 1992
                                        Company; previously Director, Animal Health Research and
                                        Vice President, Clinical Research.  Prior to employment at
                                        Alcide, worked for Pfizer, Inc. animal health group for
                                        sixteen years in various research and management positions.


ITEM 11.   EXECUTIVE COMPENSATION

        This information is incorporated by reference from the Section captioned "Executive Compensation" contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        This information is incorporated by reference from the Section captioned "Share Ownership by Directors, Executive Officers and Certain Beneficial Owners" contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information is incorporated by reference from the Section captioned "Certain Transactions" contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             (a)  Documents filed with Report:

                 1.   FINANCIAL STATEMENTS

                      Independent Auditors' Report.
                      Balance Sheets as of May 31, 1998 and May 31, 1999. Statements of Operations for each of the years ended May 31, 1997, May 31, 1998 and May 31, 1999.
                      Statements of Changes in Shareholders' Equity for each of the years ended May 31, 1997, May 31, 1998 and
                      May 31, 1999.
                      Statements of Cash Flows for each of the years ended May 31, 1997, May 31, 1998 and May 31, 1999.

                 2.   FINANCIAL STATEMENT SCHEDULE

                      Notes to Financial Statements.
                      Selected Quarterly Financial Data for the Years Ended May 31, 1998 and May 31, 1999, on Page 14.

                 3.   EXHIBITS

                      See Index to Exhibits on Page 24.

             (b) Reports on Form 8-K.

                      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ALCIDE CORPORATION
                          (Registrant)

                          By /s/Joseph A. Sasenick
                          -----------------------------------------------------
                          Joseph A. Sasenick, President
                          Chief Executive Officer

                          By /s/John P. Richards
                          -----------------------------------------------------
                          John P. Richards, Executive Vice President
                          Chief Financial Officer (Principal Accounting Officer)
Date:  August 17, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/Thomas L. Kempner         Director                        August 17, 1999
--------------------------
Thomas L. Kempner




/s/Kenneth N. May            Director                        August 17, 1999
--------------------------
Kenneth N. May




/s/Joseph A. Sasenick        Director, President,            August 17, 1999
--------------------------   Chief Executive Officer
Joseph A. Sasenick




/s/William G. Spears         Director                        August 17, 1999
--------------------------
William G. Spears

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

10.28        Distributor Agreement by and between the Company and Merial Societe
             Par Actions Simplifiee, dated September 1, 1998, covering the territory of France (previously filed as an exhibit to Form 10-Q of the Registrant for the quarter ended August 31, 1998, and incorporated herein by reference).

10.29 Distributor Agreement by and between the Company and IBA, Inc., dated November 1, 1998, covering the United States (previously filed as an exhibit to Form 10-Q of the Registrant for the quarter ended November 30, 1998, and incorporated herein by reference).

10.30 Transfer of Assets and Assignment of Contracts by and between the Company and Novus International, Inc., dated November 11, 1998
             (previously filed as an exhibit to Form 10-Q of the Registrant for the quarter ended November 30, 1998, and incorporated herein by reference).

23.1         Consent of Independent Public Accountants.

                               ARTHUR ANDERSEN LLP




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



    To the Board of Directors and Shareholders of Alcide Corporation:

    We have audited the accompanying consolidated balance sheets of Alcide Corporation (a Delaware corporation) and subsidiary as of May 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Alcide Corporation and subsidiary as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended May 31, 1999 in conformity with generally accepted accounting principles.



                                                          /s/Arthur Andersen LLP


    Seattle, Washington
    June 25, 1999

                 ALCIDE CORPORATION CONSOLIDATED BALANCE SHEETS

                                                                                                      May 31,
                                                                                          ------------------------------
                                                                                               1998                 1999
                                                                                               ----                 ----
      ASSETS:
         Current assets:
              Cash and cash equivalents                                                 $ 7,844,217          $ 6,391,868
              Short term investments                                                      3,782,752                  ---
              Accounts receivable - trade                                                 2,268,264            2,259,917
              Inventory                                                                   1,353,870            2,064,487
              Prepaid income taxes                                                              ---              615,000
              Prepaid expenses and other current assets                                     213,269              311,406
                                                                                        -----------          -----------
                                      Total current assets                               15,462,372           11,642,678
                                                                                        -----------          -----------
          Equipment and leasehold improvements:
              Sanova plant assets                                                               ---            2,496,503
              Office equipment                                                              112,280              172,857
              Laboratory and manufacturing equipment                                        145,292              160,028
              Leasehold improvements                                                         56,152               70,520
          Less:  Accumulated depreciation and amortization                                (202,318)            (407,817)
                                                                                        -----------          -----------
          Total equipment and leasehold improvements, net                                   111,406            2,492,091
          Deferred income tax asset                                                         285,618              862,298
          Long term investments and other assets                                            509,941              622,920
                                                                                        -----------          -----------

      TOTAL ASSETS                                                                      $16,369,337          $15,619,987
                                                                                        -----------          -----------
                                                                                        -----------          -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY
          Current liabilities:
              Accounts payable                                                          $   269,801          $   797,934
              Accrued expenses                                                              157,812              412,150
              Income taxes payable                                                          125,000                  ---
                                                                                        -----------          -----------
                                      Total current liabilities                             552,613            1,210,084
          Long term payable to Novus                                                            ---              316,000
                                                                                        -----------          -----------
                                      Total liabilities                                     552,613            1,526,084
                                                                                        -----------          -----------

          Commitments and Contingencies
          Redeemable Class "B" Preferred Stock - noncumulative convertible $.01 par value; authorized 10,000,000 shares;
              issued and outstanding:
              May 31, 1998 - 81,119
              May 31, 1999 - 72,525                                                         212,936              190,377
                                                                                        -----------          -----------
          Shareholders' equity:
          Class "A" Preferred Stock - no par value;
              authorized 1,000 shares; issued and outstanding:
              May 31, 1998 - 1,000
              May 31, 1999 -   594                                                          135,307               80,437
          Common Stock $.01 par value;
              authorized 100,000,000 shares;
              Issued and outstanding:
              May 31, 1998 - 2,872,313
              May 31, 1999 - 2,888,968                                                       28,723               28,889
          Treasury stock at cost                                                        (6,125,794)          (6,939,750)
          Additional paid-in capital                                                     19,559,369           19,702,230
          Retained Earnings                                                               2,006,183            1,031,720
                                                                                        -----------          -----------
                                      Total Shareholders' Equity                         15,603,788           13,903,526
                                                                                        -----------          -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $16,369,337          $15,619,987
                                                                                        -----------          -----------
                                                                                        -----------          -----------

              See notes to financial statements.

                               ALCIDE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                     FOR THE YEARS ENDED MAY 31,
                                                                                     ---------------------------
                                                                            1997                1998                 1999
                                                                            ----                ----                 ----

NET SALES                                                            $11,768,504         $12,998,952          $11,220,528


EXPENDITURES:
        Cost of goods sold                                             3,853,875           4,319,242            4,903,772
        Royalty expense                                                  437,877             332,881            2,412,994
        Research and development expense                               1,546,285           1,633,925            2,240,509
        Depreciation and amortization                                     57,022              58,714               66,267
        Consulting expense to related parties                             96,014              96,012              100,000
        Other selling, general/administrative                          2,026,284           2,148,949            3,349,434
                                                                     -----------         -----------          -----------
                                                                       8,017,357           8,589,723           13,072,976
                                                                     -----------         -----------          -----------

Operating income (loss)                                                3,751,147           4,409,229          (1,852,448)

Interest income                                                          427,316             638,016              557,669
Other income                                                             126,530              23,836                  ---
                                                                     -----------         -----------          -----------


Income (loss) before provision (benefit) for income taxes              4,304,993           5,071,081          (1,294,779)

Provision (benefit) for income taxes                                   1,423,698           1,848,358            (320,316)
                                                                     -----------         -----------          -----------

Net income (loss)                                                    $ 2,881,295         $ 3,222,723          $ (974,463)
                                                                     -----------         -----------          -----------
                                                                     -----------         -----------          -----------

Basic earnings (loss) per common share                               $      1.12          $     1.24          $     (.38)
                                                                     -----------         -----------          -----------
                                                                     -----------         -----------          -----------

Diluted earnings (loss) per common share and equivalents             $      1.04         $      1.16          $     (.38)
                                                                     -----------         -----------          -----------
                                                                     -----------         -----------          -----------

Weighted average common shares outstanding                             2,578,945           2,607,192            2,550,312
                                                                     -----------         -----------          -----------
                                                                     -----------         -----------          -----------

Weighted average common shares & common share equivalents              2,783,064           2,789,491            2,550,312
                                                                     -----------         -----------          -----------
                                                                     -----------         -----------          -----------



         See notes to financial statements.

                               ALCIDE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                             CLASS "A"                                            ADDITIONAL
                                          PREFERRED STOCK             COMMON STOCK                 PAID IN
                                                                                                   CAPITAL

----------------------------------------------------------------------------------------------------------------

                                         SHARES        AMOUNT       SHARES         AMOUNT
----------------------------------------------------------------------------------------------------------------
Balance May 31, 1996                      1,000      $135,307    2,791,538        $27,915        $18,209,412

Exercise of Stock Options                                            7,870             79             69,965

Purchase Treasury Stock, Net

Tax Benefit from Exercise of Stock
Options                                                                                               23,000

Net Income
----------------------------------------------------------------------------------------------------------------

Balance May 31, 1997                      1,000      $135,307    2,799,408        $27,994        $18,302,377

Exercise of Stock Options                                           72,905            729            394,617

Purchase Treasury Stock, Net

Tax Benefit from Exercise of Stock
Options                                                                                              862,375

Net Income
----------------------------------------------------------------------------------------------------------------

Balance May 31, 1998                      1,000      $135,307    2,872,313        $28,723        $19,559,369

Redeem Class "A" Preferred                (406)      (54,870)                                         13,913

Exercise of Stock Options                                           16,655            166            109,581

Purchase Treasury Stock, Net

Tax Benefit from Exercise of Stock
Options                                                                                               19,367

Net Loss
----------------------------------------------------------------------------------------------------------------

Balance May 31, 1999                        594       $80,437    2,888,968        $28,889        $19,702,230
                                            ---       -------    ---------        -------        -----------
                                            ---       -------    ---------        -------        -----------


                                             COMMON TREASURY STOCK        RETAINED         TOTAL
                                                                          EARNINGS     SHAREHOLDERS'
                                                                        (ACCUMULATED      EQUITY
                                                                          DEFICIT)
---------------------------------------------------------------------------------------------------
                                              SHARES         AMOUNT
---------------------------------------------------------------------------------------------------
Balance May 31, 1996                       (192,337)   ($2,213,845)    ($4,097,835)     $12,060,954

Exercise of Stock Options                                                                    70,044

Purchase Treasury Stock, Net                (48,382)      (977,580)                       (977,580)

Tax Benefit from Exercise of Stock
Options                                                                                      23,000

Net Income                                                                2,881,295       2,881,295
---------------------------------------------------------------------------------------------------

Balance May 31, 1997                       (240,719)   ($3,191,425)    ($1,216,540)     $14,057,713

Exercise of Stock Options                                                                   395,346

Purchase Treasury Stock, Net                (68,446)    (2,934,369)                     (2,934,369)

Tax Benefit from Exercise of Stock
Options                                                                                     862,375

Net Income                                                                3,222,723       3,222,723
---------------------------------------------------------------------------------------------------

Balance May 31, 1998                       (309,165)   ($6,125,794)      $2,006,183     $15,603,788

Redeem Class "A" Preferred                                                                 (40,957)

Exercise of Stock Options                                                                   109,747

Purchase Treasury Stock, Net                (51,973)      (813,956)                       (813,956)

Tax Benefit from Exercise of Stock
Options                                                                                      19,367

Net Loss                                                                  (974,463)       (974,463)
----------------------------------------------------------------------------------------------------

Balance May 31, 1999                       (361,138)   ($6,939,750)      $1,031,720     $13,903,526
                                           ---------   ------------      ----------     -----------
                                           ---------   ------------      ----------     -----------


See notes to financial statements.

            ALCIDE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          FOR THE YEARS ENDED MAY 31,
                                                                                          ---------------------------
                                                                                  1997                1998                 1999
                                                                                  ----                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $ 2,881,295        $  3,222,723           $(974,463)
   Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation                                                             57,022              58,714              205,499
       Amortization of investment discounts/premiums                          (53,359)            (82,512)             (76,246)
       Common Stock issued to directors, consultants and the
       employee stock ownership plan                                            52,000              55,081               70,998
     Deferred income tax                                                     1,330,962             804,611            (557,313)

     Decrease (increase) in assets:
        Inventory                                                            (187,127)           (238,243)            (710,617)
        Accounts receivable - trade                                             86,446             230,717                8,347
        Prepaid income taxes                                                       ---                 ---            (615,000)
        Replacement parts and components                                           ---                 ---            (134,692)
        Prepaid expenses and other current assets                            (137,424)              72,702               36,555
        Long term investments and other assets                                (53,058)             657,907            (113,981)
     Increase (decrease) in liabilities:
        Accounts payable                                                      (44,632)            (60,007)              528,133
        Accrued expenses and taxes payable                                   (590,794)             652,141              129,338
        Other liabilities                                                          ---                 ---              316,000
                                                                           ------------       --------------         ------------

  Net cash provided by operating activities                                  3,341,331           5,373,834          (1,887,442)
                                                                           ------------       --------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of investments                                               (2,050,907)         (3,720,340)                  ---
  Redemption of investments                                                  1,050,000           2,107,000            3,860,000
  Acquisition of equipment and leasehold improvements                          (7,354)            (25,158)          (2,586,184)
                                                                           ------------       --------------         ------------

  Net cash provided by (used in) investing activities                      (1,008,261)         (1,638,498)            1,273,816
                                                                           ------------       --------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of Alcide Common Stock                                          (1,029,580)         (2,989,450)            (884,954)
  Redemption of Class "A" Preferred Stock                                          ---                 ---             (40,957)
  Redemption of Class "B" Preferred Stock                                     (16,275)            (20,169)             (22,559)
  Stock Options exercised                                                       70,044             395,346              109,747
                                                                           ------------       --------------         ------------

Net cash (used in) financing activities                                      (975,811)         (2,614,273)            (838,723)
                                                                           ------------       --------------         ------------

Net increase (decrease) in cash and cash equivalents                         1,357,259           1,121,063          (1,452,349)
Cash and cash equivalents at beginning of year                               5,365,895           6,723,154            7,844,217
                                                                           ------------       --------------         ------------

Cash and cash equivalents at end of year                                   $ 6,723,154        $  7,844,217           $6,391,868
                                                                           ------------       --------------         ------------
                                                                           ------------       --------------         ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                           ---                 ---                  ---
  Cash paid during the year for income taxes                               $    41,000         $    71,625           $  976,997


See notes to financial statements.

                               ALCIDE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    GENERAL:

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      a. Revenue Recognition: Sales to the poultry industry are determined by the number of birds or pounds treated at each processor. Alcide owned inventory is maintained at each customer processing site. Sales are recognized during the month in which inventory is used to disinfect customer's product. All other sales are recorded at the time of shipment to end users or to distributors who take title to products at the time of shipment.

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

      c. Royalties: Until May, 1999, Alcide was obligated to pay royalties to certain early investors in the Company at a rate of 8% of net cash sales of applicable products. In May, 1999, Alcide reached settlement of a lawsuit brought against it in February, 1996, by certain royalty rights holders. The cash settlement of $2,212,512 to royalty rights holders was accrued during Alcide's fiscal third quarter and paid in Alcide's fiscal fourth quarter. This payment satisfies all of Alcide's past and future obligations with respect to the royalty agreement.

      d. Litigation Expense: The expected costs to defend the Company in lawsuits filed against it are recorded in the period in which the Company becomes aware of the action. No such suits were filed against the Company in fiscal 1999.

      e. Depreciation and Amortization: Office, laboratory and computer equipment is depreciated over the five-year estimated useful life by the straight line method. Equipment provided by Alcide to poultry processing plants to mix and spray Sanova is depreciated over the five-year estimated useful life of the assets by the straight line method.

      Leasehold improvements are amortized over the lives of the leases by the straight-line method.

      f. Income Taxes: The Company accounts for income taxes using the liability method. Under this method, the Company computes deferred income taxes and tax credits based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

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

      i. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company accounts and balances have been eliminated.

3.    SEGMENT REPORTING:

      The Company has adopted Statement of Accounting Standard No. 131 "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 requires companies to disclose certain information about operating segments. Based on the criteria within SFAS No. 131, the Company has determined that it has one reportable segment, antimicrobial products.

      Sales of the Company's products by categories and amounts are as follows:

                                                                         FISCAL YEAR ENDED MAY 31,
                                                                         -------------------------
                                                                   1997                 1998                1999
                                                                   ----                 ----                ----
               Dairy industry                               $10,365,001          $10,114,845          $9,189,063
               Poultry processing industry                    1,000,996            2,445,106           1,538,887
               Healthcare industry                              364,869              390,178             440,672
               Automotive industry                               37,638               48,823              51,906

4.    INVESTMENTS:

      Debt securities that the Company has both the intent and ability to hold to maturity are classified as "held-to-maturity" and are carried at amortized cost. Information regarding securities held at May 31, 1998 and May 31, 1999, is as follows:

            INVESTMENT CLASSIFICATION                          AMORTIZED COST                         FAIR VALUE
            -------------------------                          --------------                         ----------
                                                          1998                1999               1998             1999
                                                          ----                ----               ----             ----
      Held-to-maturity:
      Current                                       $3,782,752                 ---         $3,783,746              ---
      Long term                                        504,259            $503,257            511,875         $508,750
                                                    ----------            --------         ----------         --------
                                                    $4,287,011            $503,257         $4,295,621         $508,750
                                                    ----------            --------         ----------         --------
                                                    ----------            --------         ----------         --------

            INVESTMENT CLASSIFICATION                      GROSS UNREALIZED GAINS                      MATURITY
            -------------------------                      ----------------------                      --------
                                                          1998                1999               1998             1999
                                                          ----                ----               ----             ----
      Held-to-maturity                                  $8,610              $5,493          1-5 years        3-4 years

      Investments consist entirely of debt obligations of the United States.

5.    INVENTORY:

      Inventory is recorded at the lower of cost or market on a first-in, first-out basis, as follows:

                                                                      MAY 31, 1998              MAY 31, 1999
                                                                      ------------              ------------
      Raw materials                                                       $947,243                $1,100,808

      Finished products                                                    406,627                   792,733

      Sanova inventory at customer sites                                       ---                   170,946
                                                                      ------------              ------------

      Total                                                             $1,353,870                $2,064,487
                                                                      ------------              ------------
                                                                      ------------              ------------


6.    ACCRUED EXPENSES:

      At May 31, accrued expenses were comprised of the following:

                                                                                          1998                1999
                                                                                          ----                ----
            Accrued royalties                                                         $113,655             $ 4,113
            Accrued employee salaries, incentive and benefits                           29,147              38,330
            Payable to Novus                                                               -0-             158,000
            Accrued consulting and outside services                                        -0-              92,150
            Accrued patent, trademark and legal expenses                                   -0-              85,000
            Other accrued expenses                                                      15,010              34,557
                                                                                      --------            --------
                                                                                      $157,812            $412,150
                                                                                      --------            --------
                                                                                      --------            --------


7.    COMMITMENTS AND CONTINGENCIES:

      a.  Leases:
      Effective June 1, 1999, the Company renewed its lease for office and laboratory space in Redmond, Washington. The Company has also leased 1,290 adjoining square feet of space effective August 1, 1999. The noncancellable lease expires May 31, 2004. Insurance, utilities and maintenance expenses are borne by the Company.

      There are no contingent rentals or sublease rentals.

      The annual lease commitments for the Redmond, Washington facility are as follows:


                                         FY 2000                     $96,016
                                         FY 2001                      99,216
                                         FY 2002                     100,752
                                         FY 2003                     100,752
                                         FY 2004                     111,192


      Lease payments in FY 1999 were $62,256.

      b.  Employment Agreements:
      One officer has an employment agreement which obligates the Company to a salary of $220,614 per year. Bonus compensation of 100% of base pay can be earned at the discretion of the Board of Directors.

      c.  Distribution Agreements:
      The Company has entered into agreements with each of its distributors of products sold to the dairy industry. Such agreements describe the territories covered, product pricing, and expected product purchases during the term of the agreement. Each such agreement has been filed with the SEC and is incorporated herein by reference.

      The Company was party to an agreement with Novus International, Inc. for distribution of Sanova, its poultry processing antimicrobial. Under the terms of the agreement Novus was obligated to pay Alcide the greater of 50% of the gross profits or $500,000 each fiscal quarter during fiscal 1998 and $1 million for each fiscal quarter during fiscal 1999. In August, 1998, Novus exercised its right to terminate the agreement and paid Alcide the $1 million minimum requirement during Alcide's fiscal first quarter. At the end of November, 1998, Alcide assumed direct responsibility for Sanova distribution and acquired certain Sanova related assets from Novus International.

8.    INCOME TAXES:

      A summary of the provision (benefit) for income taxes follows:

                                                       FY 1997              FY 1998             FY 1999
                                                       -------              -------             -------
           Current
              Federal                                  $93,166             $854,353          $(592,866)
              State and local                              ---              189,394             148,232
                                                    ----------           ----------          ----------
                                                       $93,166           $1,043,747          $(444,634)
                                                    ----------           ----------          ----------
           Deferred
              Federal                               $1,330,532             $804,611            $124,318
                                                    ----------           ----------          ----------
                                                    $1,423,698           $1,848,358          $(320,316)
                                                    ----------           ----------          ----------
                                                    ----------           ----------          ----------

      A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

                                                                      FY 1997            FY 1998        FY 1999
                                                                      -------            -------        -------
                      Statutory federal income tax rate                34.0%               34.0%          34.0%
                      State taxes                                       0.0%                2.4%         (9.3%)
                      Other                                            (0.9%)               0.0%           0.0%
                                                                       ------              -----          -----
                      Effective income tax rate                        33.1%               36.4%          24.7%
                                                                       ------              -----          -----
                                                                       ------              -----          -----

      At May 31, 1998 and May 31, 1999, the deferred tax assets were comprised of the following:

                                                                                        1998               1999
                                                                                        ----               ----
           Operating loss carry forward                                                  ---           $613,372
           Temporary differences                                                     $27,414           (51,816)
           Research & experimental credits carry forward                                 ---             42,538
           Alt. Minimum tax carry forward                                            258,204            258,204
                                                                                    --------           --------
           Total deferred tax asset                                                 $285,618           $862,298
                                                                                    --------           --------
                                                                                    --------           --------

      The temporary differences result from the use of straight line depreciation for equipment in the financial statements versus use of accelerated depreciation for tax reporting. The Company has not established a valuation allowance against the deferred tax asset as management believes it is more likely than not that the tax benefits will be realized in the future based on historical levels of pre-tax income and expected future taxable income.

9.    EARNINGS (LOSS) PER SHARE:

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


                                 COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE



                                                                        FOR THE YEARS ENDED MAY 31,
                                                                        ---------------------------
                                                                  1997              1998               1999
                                                                  ----              ----               ----
       Net Income (Loss)                                    $2,881,295        $3,222,723         $(974,463)

       Weighted average number of common shares
       outstanding                                           2,578,945         2,607,192          2,550,312

       Basic Earnings (Loss) Per Share                          $ 1.12            $ 1.24            $ (.38)

       Assuming exercise of options reduced by
       the number of shares which could have been
       purchased with the proceeds from exercise
       of such options (0 if antidilutive)                     204,119           182,299                  0
                                                             ---------         ---------          ---------

       Weighted average common shares outstanding
       and common share equivalents                          2,783,064         2,789,491          2,550,312
                                                             ---------         ---------          ---------
                                                             ---------         ---------          ---------

       Diluted Earnings (Loss) Per Share                         $1.04             $1.16             $(.38)
                                                             ---------         ---------          ---------
                                                             ---------         ---------          ---------


10.   SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK:

      a.  Authorized Capital
      The authorized capital of the Company is 100,000,000 shares of $.01 par value Common Stock, 1,000 shares of no par value Class "A" Preferred Stock and 10,000,000 shares of $.01 par value Class "B" Preferred Stock.

      The Company has not declared dividends on any of its classes of stock.

      b.  Class "A" Preferred Stock
      The nonvoting Class "A" Preferred Stock has a preference with respect to both dividends and liquidation at its stated value of $135.30 per share. During fiscal 1999, Alcide offered to redeem Class "A" Preferred Stock at a price of $101.00 per share. Four hundred six shares were redeemed. The Company has the option to force redemption at any time by payment of $135.30 per share.

      c.  Redeemable Class "B" Preferred Stock - Series 1 and 2.
      On September 30, 1994, the Company issued to holders of any outstanding Series 1 Stock, in a recapitalization, one share of Class "B" Stock to be designated as Series 2 Redeemable Preferred Stock ("Series 2 Stock") and
      0.2 share of Common Stock. Commencing on September 30, 1994, the Company created a sinking fund to be funded, on that day and on the 30th day of September of each year thereafter, at a rate equal to 0.7% of the Company's prior fiscal year's net income, if any, at $2.625 per share plus declared and unpaid dividends in any amount equal to the sinking fund payment. On September 30, 1998 the Company redeemed 8,594 shares of Series 2 stock for $22,559. As the Company incurred a loss in fiscal 1999, it has no obligation to redeem Series 2 stock on September 30, 1999. The Company may redeem any or all of the issued and outstanding Series 2 Stock at its option, at any time, at the redemption price of $2.625 per share.

11.   STOCK OPTIONS:

      The Company had an incentive stock option plan, which expired in May 1993. No additional grants may be issued under this plan. The Company replaced this plan with a new plan effective December, 1993, which includes both incentive stock options and nonstatutory stock options. Nonstatutory stock options may be granted to employees, directors, officers and consultants. The option exercise price for incentive stock options may not be less than the fair market value of the Common Stock on the date of the grant of the option. Non-qualified stock options are granted with an exercise price equal to 100% or greater of the fair market value of the Common Stock on the date of grant. Under this plan there are 96,750 options available for grant as of May 31, 1999.

      The Company also has a stock option plan for nonemployee directors. Options granted under the plan are granted with an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant. Under this plan there are 43,404 options available for grant as of May 31, 1999.

      Options are exercisable within 10 years from the date the option was granted. Options will expire during the period July 2000 through March 2009. The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion 25 ("APB 25"), under which no compensation cost has been recognized. In 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective for years beginning after May 31, 1996. The Company has continued to measure compensation cost for employee stock compensation plans under the guidelines of APB 25, as allowed by SFAS 123.

  The status of the plans are as follows:

                                                  FY 1997                      FY 1998                       FY 1999
                                                  -------                      -------                       -------
                                            No. of          Weighted       No. of        Weighted      No. of         Weighted
                                            Shares      Avg. Share $       Shares    Avg. Share $      Shares     Avg. Share $
                                            ------      ------------       ------    ------------      ------     ------------
Outstanding at beginning of year            337,634           $8.84       344,366           $9.22     289,188           $11.78
Granted                                      17,602           22.01        20,897           35.90      27,167            30.34
Exercised                                   (7,870)            8.90      (75,325)            6.87    (16,655)             6.59
Canceled                                    (3,000)           42.03         (750)           20.25     (1,500)            23.10
                                             -----                          -----                     -------
Outstanding at end of year                  344,366           $9.22       289,188          $11.78     298,200           $13.70
                                            -------                       -------                     -------
                                            -------                       -------                     -------

Exercisable at end of year                  286,338           $7.44       233,888           $8.76     237,899            $9.89
                                            -------           -----       -------           -----     -------            -----
                                            -------           -----       -------           -----     -------            -----

      Information relating to stock options outstanding and stock options exercisable at May 31, 1999 is as follows:

    RANGE OF EXERCISE
          PRICES                                  OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
          ------                   ------------------------------------------------               -----------------------------
                             NO. OF SHARES      WEIGHTED AVG. LIFE          WTD AVG. $/SH.      NO. OF SHARES      WTD. AVG.$/SH.
                             -------------      ------------------          --------------      -------------      --------------
  $4.10 - $7.75                    126,547                    1.92                   $5.61            126,547               $5.61

  $8.63 - $11.93                    80,157                    4.69                   10.40             73,656                9.82

  $15.00 - $63.00                   91,496                    7.43                   28.98             37,696               23.60
                                    ------                                                             ------

                                   298,200                    4.36                  $13.70            237,899               $9.89
                                   -------                                                            -------
                                   -------                                                            -------

      Had compensation cost for these stock option plans been determined in accordance with SFAS 123, the Company's "Net income" and "Net income per common share" would have decreased to the following pro forma amounts for the years ended May 31, 1997, 1998 and 1999:

                                                                    FY 1997            FY 1998             FY 1999
                                                                    -------            -------             -------
Net Income (loss)                       As reported              $2,881,295         $3,222,723          $(974,463)

                                        Pro forma                $2,780,416         $2,983,590        $(1,121,418)

Basic earnings (loss) per common share
                                        As reported                   $1.12              $1.24             $ (.38)

                                        Pro forma                     $1.08              $1.14             $ (.44)

Diluted earnings (loss) per common
share and equivalents                   As reported                   $1.04              $1.16             $ (.38)

                                        Pro forma                     $1.00              $1.07             $ (.44)

      Because the SFAS 123 method of accounting has not been applied to stock options granted before January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each stock option granted is valued on the date of grant using the Black-Scholes option pricing model. The weighted average grant-date fair value of stock options granted during 1999 was $20.60 per share using the assumptions of expected volatility of 61.7%, expected option lives of 7.5 years, risk-free rate of interest of 5.3% and no expected dividends. During 1998, the weighted average grant-date fair value of stock options granted was $26.99 per share using the assumptions of expected volatility of 72.2%, expected option lives of 7.5 years, risk-free rate of interest of 6.6% and no expected dividends. During 1997, the weighted average grant-date fair value of stock options granted was $14.05 per share using the assumptions of expected volatility of 51%, expected option lives of 7.5 years, risk-free rate of interest of 6.7% and no expected dividends.

12.   RELATED PARTY TRANSACTIONS:

      a.  Consulting Agreements
      LOEB PARTNERS CORPORATION. During the fiscal year ended May 31, 1999, the Company paid Loeb Partners Corporation $60,000 in cash for executive and management services provided by Mr. Kempner and Mr. Mintz. Mr. Kempner holds approximately 51% of the voting equity of Loeb Holding Corporation, of which Loeb Partners Corporation is a 100% wholly-owned operating subsidiary.

      KENNETH N. MAY. During the fiscal year ended May 31, 1999, the Company paid Dr. Kenneth N. May 275 shares of Alcide Common stock having an aggregate purchase price of $11,619, plus $18,381 cash for consulting services in the field of pathogen control on poultry and other food products.

      b.  Royalty and Consolidation Agreement
      In May, 1999, the Company settled the lawsuit brought against it in February, 1996, by certain persons who were parties to the Royalty and Consolidation Agreement with the Company. The settlement amount paid to royalty rights holders who were plaintiffs in the lawsuit was $2,038,081. A proportionate payment of $174,431 was made to royalty rights holders who were not plaintiffs in the suit against Alcide. Loeb Partners Corporation was a non-plaintiff royalty rights holder and, as part of the settlement agreement, Loeb V received payment from Alcide of $67,542 and Loeb VIII received $2,667. Loeb Partners Corporation was also a limited partner of Old Hill Associates, a plaintiff in the suit against the Company and received $17,007 in royalty settlement payments through Old Hill Associates. The settlement relieves Alcide of all past and future obligations under the Royalty and Consolidation Agreement. All of the Company's decisions relating to payment of royalties, the lawsuit and settlement thereof were made by disinterested members of the Board.

13.   EMPLOYEE STOCK OWNERSHIP PLAN:

      The Company has an employee stock ownership plan (the Plan). Employees who are at least age 21 and have completed one year of service are eligible to participate. The Company may make discretionary contributions to the Plan. The Company's contributions for fiscal years 1999, 1998 and 1997 were approximately $71,000, $67,000 and $60,500, respectively.