Form 10-Q
period 1999-08-31
ALCIDE CORP
filed 1999-10-14
CIK 708484

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 1999

                  or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to
     ______________________.



Commission File Number:             0-12395


                               ALCIDE CORPORATION

          DELAWARE                                    22-2445061
_______________________________           _____________________________________
State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization

8561 154TH AVENUE NORTH EAST, REDMOND WA                          98052
_________________________________________                     _______________
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code ...........   (425) 882-2555
                                                             ___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X       NO
    _____         _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 1999: 2,518,030, net of Treasury Stock.

                               ALCIDE CORPORATION

                                      INDEX

PART I.           FINANCIAL INFORMATION

                                                                                                                             PAGE
                                                                                                                             _____
Item 1.  Financial Statements...................................................................................................

                  Consolidated Condensed Balance Sheets - August 31, 1999 (Unaudited)
                  and May 31, 1999..............................................................................................3

                  Unaudited Consolidated Condensed Statements of Operations - For the three months ended August 31, 1999 and August 31, 1998.....................................................................4

                  Statements of Changes in Shareholders' Equity.................................................................5

                  Unaudited Consolidated Condensed Statements of Cash Flows - For the three months ended August 31, 1999 and August 31, 1998.....................................................................6

                  Notes to Unaudited Consolidated Condensed Financial Statements................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations....................................................................................................9

Item 3.  Legal Proceedings.....................................................................................................13

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K......................................................................................14


SIGNATURE......................................................................................................................15


                       ALCIDE CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                AUGUST 31, 1999      MAY 31, 1999
                                                                                ---------------      ------------
                                                                                (UNAUDITED)
ASSETS:
  Current assets:
         Cash and cash equivalents                                                  $ 4,735,622       $ 6,391,868

         Accounts receivable - trade                                                  2,260,489         2,259,917

         Inventory                                                                    1,841,989         2,064,487

         Deferred and prepaid income taxes                                              817,336           615,000

         Prepaid expenses and other current assets                                      306,596           311,406
                                                                                ---------------      ------------
                  Total current assets                                                9,962,032        11,642,678
                                                                                ---------------      ------------

  Equipment and leasehold improvements:
         Sanova plant assets                                                          4,285,265         2,496,503

         Office equipment                                                               207,522           172,857

         Laboratory and manufacturing equipment                                         169,136           160,028

         Leasehold improvements                                                          70,520            70,520

         Less:  Accumulated depreciation and amortization                             (588,238)         (407,817)
                                                                                ---------------      ------------
                  Total equipment and leasehold improvements, net                     4,144,205         2,492,091

  Deferred income tax asset                                                             862,298           862,298

  Long term investments and other assets                                                621,052           622,920
                                                                                ---------------      ------------
TOTAL ASSETS                                                                        $15,589,587       $15,619,987
                                                                                ===============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:

         Accounts payable                                                            $1,409,633         $ 797,934

         Accrued expenses                                                               344,199           412,150
                                                                                ---------------      ------------

                  Total current liabilities                                           1,753,832         1,210,084

  Long term payable to Novus                                                            316,000           316,000
                                                                                ---------------      ------------

TOTAL LIABILITIES                                                                     2,069,832         1,526,084
                                                                                ---------------      ------------

Commitments and Contingencies:
  Redeemable Class "B" Preferred Stock - noncumulative convertible
  $.01 par value:  authorized 10,000,000 shares; issued and outstanding:
         May 31, 1999 - 72,525
         August 31, 1999 - 72,525                                                       190,377           190,377
                                                                                ---------------      ------------
  Shareholders' equity:

  Class "A" Preferred Stock - no par value authorized 1,000 shares;
  issued and outstanding:
         May 31, 1999 - 594
         August 31, 1999 - 187                                                           25,257            80,437

  Common Stock $.01 par value; authorized 100,000,000 shares;
  issued and outstanding:
         May 31, 1999 - 2,888,968
         August 31, 1999 - 2,888,968                                                     28,889            28,889

  Treasury stock at cost                                                            (7,078,386)       (6,939,750)

  Additional paid-in capital                                                         19,716,222        19,702,230

  Retained earnings                                                                     637,396         1,031,720
                                                                                ---------------      ------------
                  Total Shareholders' Equity                                         13,329,378        13,903,526
                                                                                ---------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $15,589,587       $15,619,987
                                                                                ===============      ============


       See notes to Unaudited Consolidated Condensed Financial Statements.

    ALCIDE CORPORATION UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                                      FOR THE THREE MONTHS ENDED
                                                                                               AUGUST 31,
                                                                                      --------------------------
                                                                                   1999                      1998
                                                                                   ----                      ----
NET SALES                                                                       $2,674,398                $3,781,279

Expenditures

   Cost of goods sold                                                            1,691,708                 1,112,007

   Royalty expense                                                                     ---                    84,216

   Research and development expense                                                442,444                   338,081

   Depreciation                                                                     18,294                    15,606

   Consulting expense to the related parties                                        24,000                    33,000

   Other selling, general/administrative                                         1,172,612                   744,513
                                                                                ----------                ----------

         Total Expenditures                                                      3,349,058                 2,327,423
                                                                                ----------                ----------

Operating income (loss)                                                          (674,660)                 1,453,856

Interest income                                                                     78,000                   171,517



Income (loss) before provision (benefit) for income taxes                        (596,660)                 1,625,373

Provision (benefit) for income taxes                                             (202,336)                   591,635
                                                                                ----------                ----------

Net income (loss)                                                               $(394,324)                $1,033,738
                                                                                ==========                ==========

Basic earnings (loss) per common share                                          $    (.16)                $      .40
                                                                                ==========                ==========

Diluted earnings (loss) per common share and equivalents                        $    (.16)                $      .38
                                                                                ==========                ==========

Weighted average common shares outstanding                                       2,525,863                 2,562,876
                                                                                ==========                ==========



Weighted average common shares & common share equivalents                        2,525,863                 2,721,290
                                                                                ==========                ==========


       See Notes to Unaudited Consolidated Condensed Financial Statements.

                               ALCIDE CORPORATION

      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                          Additional
                                                                                            Paid in
                                Class "A" Preferred Stock          Common Stock             Capital
------------------------------------------------------------------------------------------------------

                                    Shares     Amount         Shares         Amount
------------------------------------------------------------------------------------------------------
Balance May 31, 1999                  594      $80,437       2,888,968       $28,889     $19,702,230

Redeem Class "A" Preferred
Stock                               (407)     (55,180)                                        13,992

Purchase Treasury Stock

Net Loss
------------------------------------------------------------------------------------------------------

Balance August 31, 1999               187      $25,257       2,888,968       $28,889     $19,716,222
                                      ===      =======       =========       =======     ===========

                                                                                     Total
                                                                  Retained        Shareholders'
                                   Common Treasury Stock          Earnings           Equity
------------------------------------------------------------------------------------------------------

                                    Shares           Amount
------------------------------------------------------------------------------------------------------
Balance May 31, 1999              (361,138)     ($6,939,750)      $1,031,720      $13,903,526

Redeem Class "A" Preferred
Stock                                                                                (41,188)

Purchase Treasury Stock             (9,800)        (138,636)                        (138,636)

Net Loss                                                           (394,324)        (394,324)
------------------------------------------------------------------------------------------------------

Balance August 31, 1999           (370,938)     ($7,078,386)      $  637,396      $13,329,378
                                  =========     ============      ==========      ===========


  ALCIDE CORPORATION UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       FOR THE THREE MONTHS ENDED AUGUST 31,
                                                                                       -------------------------------------
                                                                                              1999                      1998
                                                                                              ----                      ----
OPERATING ACTIVITIES:

  Net income (loss)                                                                     $(394,324)                $1,033,738

  Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                                          180,421                    15,606

     Amortization of premiums and discounts                                                    251                  (35,228)

     Decrease (increase) in assets:

         Inventory                                                                         222,498                  (82,961)

         Accounts receivable - trade                                                         (572)               (1,039,581)

         Deferred and prepared income taxes                                              (202,336)                       ---

         Prepaid expenses and other current assets                                           4,810                    89,372

         Long term investments and other assets                                              1,617                       ---

     Increase (decrease) in liabilities:

         Accounts payable                                                                  611,699                  (38,438)

         Accrued expenses and taxes payable                                               (67,951)                   621,360
                                                                                       -----------                ----------

  Net cash provided by operating activities                                                356,113                   563,868
                                                                                       -----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of equipment                                                          (1,832,535)                  (15,947)
                                                                                       -----------                ----------

     Net cash (used in) investing activities                                           (1,832,535)                  (15,947)
                                                                                       -----------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Purchase of Alcide Common and redemption of Class "A"

     Preferred Stock                                                                     (179,824)                  (87,677)

     Net cash (used in) financing activities                                             (179,824)                  (87,677)
                                                                                       -----------                ----------

  Net increase (decrease) in cash and cash equivalents                                 (1,656,246)                   460,244

  Cash and cash equivalents at beginning of period                                       6,391,868                 7,844,217
                                                                                       -----------                ----------

  Cash and cash equivalents at end of period                                            $4,735,622                $8,304,461
                                                                                       ===========                ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                                                     ---                       ---

  Cash paid during the period for income taxes                                                 ---                  $  3,000


See notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") for the three month periods ended August 31, 1999 and 1998 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1999.
In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three month periods are not necessarily indicative of the results to be expected for the full year.

2.       Inventory consisted of the following:


                                                           AUGUST 31, 1999                    MAY 31, 1999
Finished products                                               $  542,230                      $  792,733
Raw materials                                                      994,764                       1,100,808
Sanova inventory at customer sites                                 304,995                         170,946
                                                                ----------                      ----------
Total                                                           $1,841,989                      $2,064,487
                                                                ==========                      ==========


3.       Accounts Receivable - Trade consisted of the following:


                                                           AUGUST 31, 1999                   MAY 31, 1999
IBA, Inc.                                                       $  221,702                     $  184,176
UMS, Inc.                                                        1,161,913                      1,028,227
International Distributors                                         516,376                        621,905
Sanova Customers                                                   282,094                        292,375
Other Receivables                                                   78,404                        133,234
                                                                ----------                     ----------
Total Accounts Receivable                                       $2,260,489                     $2,259,917
                                                                ==========                     ==========


4.       Taxes

The income tax provision (benefit) for the three month period ended August 31, 1999 consists of:


        Federal Income Taxes               $(203,136)

        State Income Taxes                        800
                                           ----------
                                           $(202,336)
                                           ==========


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

         Basic and Diluted earnings per share were calculated as follows:


                                                                                              THREE MONTHS ENDED AUGUST 31,
                                                                                                1999                 1998
                                                                                                ----                 ----
  Net Income                                                                              $ (394,324)         $ 1,033,738

  Weighted average number of Common Shares outstanding                                      2,525,863           2,562,876

  Basic EPS                                                                               $     (.16)         $       .40


  Assuming exercise of options reduced by the number of shares which could have been purchased with the proceeds from exercise of such options (0 if
  antidilutive)                                                                                   ---             158,414
                                                                                          -----------         -----------


  Weighted average Common Shares outstanding and Common Share equivalents                   2,525,863           2,721,290
                                                                                          ===========         ===========

  Diluted EPS                                                                             $     (.16)         $       .38



6.       Orders for Future Delivery

At August 31, 1999 and 1998 the Company had orders for future delivery of $1,396,872 and $2,350,050 respectively. The reduction in orders for future delivery at August 31, 1999, as compared to August 31, 1998, is due primarily to the change in order terms in the Company's distributor agreements. The present agreements require a 45 day lead time. The agreements last year required that orders be placed 90 days in advance of expected delivery. The $1,396,872 orders for future delivery are scheduled for shipment during the period September, 1999 through November, 1999.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net sales for the three month period ended August 31, 1999 were $2,674,398, $1,106,881 lower than the equivalent three month period last year, which included revenue from Novus International, Inc. of $1,154,988 related to a contractual minimum payment.

The net loss of $394,324 is a reversal from the net income of $1,033,738 for the three month period ended August 31, 1998, reflecting the negative impact of several events which occurred during the three month periods, including:

- The contractual minimum payment of $1,154,988 from the Company's former distributor, Novus International, Inc. in fiscal 1999. This payment contributed $636,000 to net income for the first quarter last year. The agreement with Novus ended November 30, 1998, and the payment for the quarter ended August 31, 1998 was the final payment received from Novus.

- First quarter FY 2000 expenses totaling $544,160 for maintenance, engineering and research and development to support the expansion of the Company's food safety business within the poultry industry. These expenditures contributed approximately $359,150 to the loss for the quarter, but are intended to lead to improved future financial performance and expansion of the Company's food safety business.

- A decrease of $621,010 in sales of the Company's animal health products to international markets formerly covered by distribution arrangements with ABS Global. The ABS agreements terminated October 31, 1998. Establishment of new distribution has been delayed by depletion of ABS and ABS sub-distributor inventories of Alcide product and by delays in transferring local product registration.

Cost of goods as a percentage of net sales was 63% for the three month period ended August 31, 1999, an increase of 34 points over the 29% of net sales for the same period last year. Sanova cost of goods during the quarter with no corresponding minimum profit as occurred in the prior year accounted for 80% of the difference. The balance of the increase is due primarily to a difference in product mix.

Royalty expenses for the first quarter last year totaled $84,216. As a result of the May, 1999 settlement of the royalty rights holders' lawsuit against the Company, the Company's obligation to pay royalties ended.

Research and development expenses of $442,444 for the three month period ended August 31, 1999 were $104,363 higher than for the first three months last year. This increase is primarily due to testing to support Sanova cost reduction programs and validation trials in commercial plants.

Other selling, general and administrative expenses of $1,172,612 for the three months ended August 31, 1999 were $428,099 higher than for the equivalent period last year. The increase reflects costs incurred to manage the Sanova projects following termination of the Novus agreement of approximately $456,765.

Interest income of $78,000 for the three month period ended August 31, 1999 was $93,517 lower than the equivalent three month period last year primarily because the Company's investable cash resources were roughly 46% lower during the most recent quarter as compared to the equivalent period a year ago.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash, cash equivalents, short term investments and U.S. Treasury investments totaled $5,238,629 on August 31, 1999, an amount $1,656,497 lower than at the end of the previous fiscal year. The reduction is due primarily to an investment of $1,788,762 in new Sanova installations.

During the quarter the Company negotiated a $10 million unrestricted line of credit from US Bank as a backup source of capital, if needed, to support Alcide's growing food safety business. As of August 31, 1999 the Company had not drawn on the credit line.

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

OUTLOOK
-    Sanova Food Quality System
     The size of the Company's food antimicrobial business is expanding. At the end of fiscal 1999, five poultry plants were utilizing the Sanova Food Quality System. At September 30, 1999, eleven plants, having an annual capacity of 450 million birds, 6% of the U.S. market, were using the Sanova System. The eleven plants are expected to generate annual sales of approximately $3.7 million. The Company has announced a goal to increase to twenty plants using the System by the end of fiscal 2000. Each new plant will require an Alcide capital investment of $300,000 to $400,000.

     Investments in research, development and engineering during the fiscal first quarter to optimize the Sanova System and formulation will continue, but at a decreased rate, during the Company's second quarter. The Company has identified a number of programs to reduce Sanova cost while maintaining the present high level antimicrobial performance. These cost reduction programs will be transitioned into existing Sanova installations during the second quarter.

-    Animal Health Products
     The Company's distribution agreements with ABS Global, Inc. expired on October 31, 1998 and were not renewed. Effective November 1, 1998 Alcide entered into a new four year agreement with IBA, Inc. to expand IBA's territory to cover the entire United States. In addition, the present Universal Marketing Services, Inc. contract has been amended to include the additional territories of Canada, Italy, Portugal and the Czech Republic as exclusive UMS territories and the United States as a non-exclusive territory.

     Management believes that the combined distribution coverage provided by IBA and UMS has the potential to equal or surpass that previously provided by ABS for the territories of the United States, Canada, Italy, Portugal and the Czech Republic.

     In November, 1998, ABS Global, Inc. began distributing an udder care product which competes with Alcide's udder care products. Subsequently, at least one other national distributor has introduced a product similar to Alcide's UDDERgold technology. The transition from ABS to two new expanded distributors, IBA and UMS, coupled with new competing technology, may have an impact on future Alcide sales in the U.S.
     market.

     Recently ABS introduced its new line of udder care products in both the United Kingdom and Italian markets. The degree to which these new products will impact Alcide's udder care sales cannot be determined at this time.

ITEM 3.  LEGAL PROCEEDINGS:

ALCIDE PATENT INFRINGEMENT LAWSUIT AGAINST ABS GLOBAL, INC. IN THE U.S.:
On October 6, 1999, Judge Barbara Crabb granted defendant's motion for summary judgement of non-infringement of Claim 1 of Alcide's '531 patent under the doctrine of equivalents. The court concluded that ABS's Valiant Barrier Teat Dip does not infringe Claim 1 of Alcide's patent, and if Claim 1 is not infringed, no other claim is infringed, since all other claims are dependent on Claim 1.

Alcide's attorneys believe that the court's opinion contains a number of errors with respect to the chemistry and composition of the ABS product. Accordingly, the attorneys recommend appealing the court's decision to the Federal Circuit Court. It is likely that Alcide will decide to file the appeal as recommended.

ALCIDE'S PATENT INFRINGEMENT LAWSUIT AGAINST ABS GLOBAL, INC. IN THE UNITED
KINGDOM:
During September, 1999, Alcide became aware that ABS was in the process of introducing its Valiant teat dip in the United Kingdom, where Alcide believes the Valiant product infringes its patent. On October 1, 1999, Alcide filed a patent infringement suit against ABS in the UK. As of this date there has been no court action on Alcide's lawsuit.

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

                                        ALCIDE CORPORATION
                                        The Registrant



Date: October 14, 1999                  By /s/  John P. Richards
                                        --------------------------------------
                                        John P. Richards
                                        Executive Vice President
                                        Chief Financial Officer