Form 10-Q
period 1999-11-30
ALCIDE CORP
filed 2000-01-11
CIK 708484

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended NOVEMBER 30, 1999

                  or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to ______________________.



Commission File Number:             0-12395


                               ALCIDE CORPORATION

               DELAWARE                                       22-2445061
--------------------------------------------             --------------------
State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization                             Identification No.)


8561 154TH AVENUE NORTH EAST, REDMOND WA                       98052
--------------------------------------------             --------------------
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code ...............(425) 882-2555
                                                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X         NO
   ----------       ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1999: 2,508,030, net of Treasury Stock.

                               ALCIDE CORPORATION

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                                                      PAGE
Item 1.  Financial Statements...................................................................................................

                  Consolidated Condensed Balance Sheets - November 30, 1999
                  (Unaudited) and May 31, 1999..................................................................................3

                  Unaudited Consolidated Condensed Statements of Operations for
                  the three and six months ended November 30, 1999 and
                  November 30, 1998.............................................................................................4

                  Statements of Changes in Shareholders' Equity.................................................................5

                  Unaudited Consolidated Condensed Statements of Cash Flows for
                  the six months ended November 30, 1999 and
                  November 30, 1998.............................................................................................6

                  Notes to Unaudited Consolidated Condensed Financial Statements................................................7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations....................................................................................................9

Item 3. Legal Proceeding.......................................................................................................11

Item 4. Submission of Matters to a Vote of Security Holders....................................................................12

PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8 - K....................................................................................13

SIGNATURE......................................................................................................................14


            ALCIDE CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                               NOVEMBER  30, 1999      MAY 31, 1999
                                                                               ------------------     ---------------
                                                                                   (UNAUDITED)
ASSETS:
  Current assets:
         Cash and cash equivalents                                             $     4,240,192     $     6,391,868

         Accounts receivable - trade                                                 2,154,511           2,259,917

         Inventory                                                                   1,611,313           2,064,487

         Deferred and prepaid income taxes                                             295,890             615,000

         Prepaid expenses and other current assets                                     260,506             311,406
                                                                               ---------------     ---------------
                  Total current assets                                               8,562,412          11,642,678
                                                                               ---------------     ---------------


  Equipment and leasehold improvements:
         Sanova plant assets                                                         4,988,161           2,496,503

         Office equipment                                                              227,967             172,857

         Laboratory and manufacturing equipment                                        169,136             160,028

         Leasehold improvements                                                         73,483              70,520

         Less:  Accumulated depreciation and amortization                             (816,003)           (407,817)
                                                                               ---------------     ---------------

                  Total equipment and leasehold improvements, net                    4,642,744           2,492,091

  Deferred income tax asset                                                            862,298             862,298

  Long term investments and other assets                                               614,252             622,920
                                                                               ---------------     ---------------

TOTAL ASSETS                                                                   $    14,681,706     $    15,619,987
                                                                               ===============     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:

         Accounts payable                                                      $       985,636     $       797,934

         Accrued expenses                                                              352,560             412,150
                                                                               ---------------     ---------------

                  Total current liabilities                                          1,338,196           1,210,084

  Long term payable to Novus                                                           158,000             316,000
                                                                               ---------------     ---------------

TOTAL LIABILITIES                                                                    1,496,196           1,526,084
                                                                               ---------------     ---------------

Commitments and Contingencies:
  Redeemable Class "B" Preferred Stock - noncumulative convertible
  $.01 par value: authorized 10,000,000 shares; issued and
  outstanding:
         May 31, 1999 - 72,525
         November 30, 1999 - 72,525                                                    190,377             190,377
                                                                               ---------------     ---------------

  Shareholders' equity:

  Class "A" Preferred Stock - no par value:  authorized 1,000 shares;
issued and outstanding:
         May 31, 1999 - 594
         November 30, 1999 - 138                                                        18,636              80,437

  Common Stock $.01 par value:  authorized 100,000,000 shares;
  issued and outstanding:
         May 31, 1999 - 2,888,968
         November 30, 1999 - 2,888,968                                                  28,889              28,889

  Treasury stock at cost                                                            (7,207,738)         (6,939,750)

  Additional paid-in capital                                                        19,717,901          19,702,230

  Retained earnings                                                                    437,445           1,031,720
                                                                               ---------------     ---------------

                  Total Shareholders' Equity                                        12,995,133          13,903,526
                                                                               ---------------     ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $    14,681,706     $    15,619,987
                                                                               ===============     ===============


       See notes to Unaudited Consolidated Condensed Financial Statements.

  ALCIDE CORPORATION UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                          FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                                   NOVEMBER 30,                   NOVEMBER 30
                                                                          --------------------------    --------------------------
                                                                                 1999           1998           1999           1998
                                                                          -----------    -----------    -----------    -----------
NET SALES                                                                 $ 2,960,821    $ 2,668,869    $ 5,635,219    $ 6,450,148
                                                                          -----------    -----------    -----------    -----------

Expenditures

   Cost of goods sold                                                       1,868,785      1,180,992      3,560,493      2,292,999

   Royalty expense                                                                 --         66,732             --        150,948

   Research and development expense                                           492,514        820,969        934,958      1,159,050

   Depreciation                                                                13,331         15,756         31,625         31,362

   Consulting expense to the related parties                                   24,000         21,000         48,000         54,000

   Other selling, general/administrative                                      936,926        651,305      2,109,538      1,395,818
                                                                          -----------    -----------    -----------    -----------

         Total Expenditures                                                 3,335,556      2,756,754      6,684,614      5,084,177
                                                                          -----------    -----------    -----------    -----------

Operating income (loss)                                                      (374,735)       (87,885)    (1,049,395)     1,365,971

Interest income                                                                63,370        148,696        141,370        320,213

Other income                                                                    8,408             --          8,408             --
                                                                          -----------    -----------    -----------    -----------

Income (loss) before provision (benefit) for
income taxes                                                                 (302,957)        60,811       (899,617)     1,686,184

Provision (benefit) for income taxes                                         (103,006)        22,136       (305,342)       613,771
                                                                          -----------    -----------    -----------    -----------

Net income (loss)                                                         $  (199,951)   $    38,675    $  (594,275)   $ 1,072,413
                                                                          ===========    ===========    ===========    ===========

Basic earnings (loss) per common share                                    $      (.08)   $       .02    $      (.24)   $       .42

Diluted earnings (loss) per common share and
equivalents                                                               $      (.08)   $       .01    $      (.24)   $       .40

Weighted average common shares outstanding                                  2,509,568      2,544,428      2,517,760      2,553,703

Weighted average common shares & common share
equivalents                                                                 2,509,568      2,642,412      2,517,760      2,688,061


         See Notes to Unaudited Consolidated Condensed Financial Statements.

                               ALCIDE CORPORATION
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                        Additional
                                 Class "A" Preferred                                     Paid in
                                        Stock                      Common Stock          Capital
------------------------------------------------------------------------------------------------------
                                   Shares       Amount          Shares        Amount
------------------------------------------------------------------------------------------------------
Balance May 31, 1999                  594      $80,437       2,888,968       $28,889     $19,702,230

Redeem Class "A"
Preferred Stock                     (407)     (55,180)                                        13,992

Purchase Treasury Stock

Net Loss
------------------------------------------------------------------------------------------------------

Balance August 31, 1999               187      $25,257       2,888,968       $28,889     $19,716,222

Redeem Class "A"
Preferred Stock                      (49)      (6,621)                                         1,679

Purchase Treasury Stock

Net Loss
------------------------------------------------------------------------------------------------------

Balance November 30, 1999             138      $18,636       2,888,968       $28,889     $19,717,901
                                      ===      =======       =========       =======     ===========

                                                                                          Total
                                                                        Retained       Shareholders'
                                            Common Treasury Stock       Earnings          Equity
----------------------------------------------------------------------------------------------------
                                          Shares           Amount
----------------------------------------------------------------------------------------------------
Balance May 31, 1999                   (361,138)     $(6,939,750)       $1,031,720      $13,903,526

Redeem Class "A"
Preferred Stock                                                                            (41,188)

Purchase Treasury Stock                  (9,800)        (138,636)                         (138,636)

Net Loss                                                                 (394,324)        (394,324)
----------------------------------------------------------------------------------------------------

Balance August 31, 1999                (370,938)     $(7,078,386)         $637,396      $13,329,378

Redeem Class "A"
Preferred Stock                                                                             (4,942)

Purchase Treasury Stock                 (10,000)        (129,352)                         (129,352)

Net Loss                                                                 (199,951)        (199,951)
----------------------------------------------------------------------------------------------------

Balance November 30, 1999              (380,938)     $(7,207,738)         $437,445      $12,995,133
                                       =========     ============         ========      ===========


  ALCIDE CORPORATION UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       FOR THE SIX MONTHS ENDED NOVEMBER 30,
                                                                                              1999                      1998
                                                                                              ----                      ----
 OPERATING ACTIVITIES:

   Net income (loss)                                                                   $ (594,275)                $1,072,413

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:

      Depreciation                                                                         408,186                    31,362

      Amortization of investment premiums and discounts                                        501                  (62,615)

      Decrease (increase) in assets:

          Inventory                                                                        453,174                 (691,801)

          Accounts receivable - trade                                                      105,406               (1,653,372)

          Deferred and prepaid income taxes                                                319,110                        --

          Prepaid expenses and other current assets                                         50,900                    93,995

          Long term investments and other assets                                             8,167                     5,682

      Increase (decrease) in liabilities:

          Accounts payable                                                                 187,702                   391,628

          Accrued expenses and taxes payable                                              (59,590)                   514,909

          Other liabilities                                                              (158,000)                        --
                                                                                       -----------               -----------

   Net cash provided by (used in) operating activities                                     721,281                 (297,799)
                                                                                       -----------               -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:

      Redemption of U.S. Treasury Instruments                                                   --                 2,110,000

      Acquisition of equipment and leasehold improvements                              (2,558,838)                  (25,781)
                                                                                       -----------               -----------

      Net cash generated by (used in) investing activities                             (2,558,838)                 2,084,219
                                                                                       -----------               -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:

      Purchase of Alcide Common Stock                                                    (267,988)                 (396,136)

      Redemption of Class "A" Preferred Stock                                             (46,131)                  (40,957)

      Redemption of Class "B" Preferred Stock                                                   --                  (22,559)

      Stock Options exercised                                                                   --                    18,000
                                                                                       -----------               -----------

      Net cash used in financing activities                                              (314,119)                 (441,652)
                                                                                       -----------               -----------

   Net increase (decrease) in cash and cash equivalents                                (2,151,676)                 1,344,768

   Cash and cash equivalents at beginning of period                                      6,391,868                 7,844,217
                                                                                       -----------               -----------

   Cash and cash equivalents at end of period                                           $4,240,192                $9,188,985
                                                                                       ===========               ===========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                                                     --                        --

   Cash paid during the period for income taxes                                              1,600                   615,000


See notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") as of and for the three and six month periods ended November 30, 1999 and 1998 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10 - K for the year ended May 31, 1999. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. The results of operations for the six month periods are not necessarily indicative of the results to be expected for the full year.

2. Inventory consisted of the following:


                                                            NOVEMBER 30, 1999        MAY 31, 1999
Finished products                                           $    367,549             $    792,733
Raw materials                                                    895,352                1,100,808
Sanova Inventory at customer sites                               348,412                  170,946
                                                            ------------             ------------
Total                                                       $  1,611,313             $  2,064,487
                                                            ============             ============


3. Accounts Receivable - Trade consisted of the following:


                                                            NOVEMBER 30, 1999        MAY 31, 1999
IBA, Inc.                                                        $    233,881        $    184,176
UMS, Inc.                                                             878,923           1,028,227
International Distributors                                            451,473             621,905
Sanova Customers                                                      518,997             292,375
Other Receivables                                                      71,237             133,234
                                                                 ------------        ------------
Total Accounts Receivable                                        $  2,154,511        $  2,259,917
                                                                 ============        ============


4.       Taxes

The income tax provision (benefit) for the six month period ended November 30, 1999 consisted of:


         Federal income taxes (credits)                            $(306,142)

         State income taxes                                               800
                                                                -------------
         Total taxes (credits)                                     $(305,342)
                                                                =============


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

   Basic and Diluted earnings per share were calculated as follows:


                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                            NOVEMBER 30,                  NOVEMBER 30,
                                                                    --------------------------  -----------------------------
                                                                          1999            1998           1999            1998
                                                                          ----            ----           ----            ----

  Net income (loss)                                                 $(199,951)        $ 38,675     $(594,275)      $1,072,413

  Weighted average number of Common Shares outstanding
                                                                     2,509,568       2,544,428      2,517,760       2,553,703

  Basic earnings (loss) per share                                     $  (.08)         $   .02       $  (.24)         $   .42

  Assuming exercise of options reduced by the number
  of shares which could have been purchased with the
  proceeds from exercise of such options (0 if
  antidilutive)                                                             --          97,984             --         134,358
                                                                    ----------       ----------    -----------     ----------

  Weighted average Common Shares outstanding and Common Share
  equivalents                                                        2,509.568       2,642,412      2,517,760       2,688,061
                                                                    ==========       ==========    ===========     ==========

  Diluted earnings (loss) per share                                   $  (.08)         $   .01       $  (.24)         $   .40


6.       Orders for Future Delivery

At November 30, 1999 and 1998 the Company had orders for future delivery of $1,105,036 and $1,582,706. The $1,105,036 orders for future delivery are scheduled for shipment during the period December, 1999 through March, 2000. Data for both years excludes expected sales of Sanova to the poultry industry because contracts with Sanova customers do not require placement of purchase orders for future delivery. Sanova sales are based on product usage reported by the customers after the fact. The 11 customers using the System on November 30, 1999 purchase roughly $294,000 per month.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net sales for the three month and six month periods ended November 30, 1999, and November 30, 1998 are expressed in the table below:


                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
NET SALES                                                           NOVEMBER 30,                  NOVEMBER 30,
                                                           -------------------------     --------------------------
                                                                 1999           1998           1999            1998
Animal Health and Surface Disinfectants                    $2,114,799     $2,687,154     $4,302,056      $5,313,445
Sanova Poultry Antimicrobial
   Contractual payment from Novus                                           (18,285)                      1,136,703
   Direct sales to processors                                 846,022                     1,333,163
                                                           ----------     ----------     ----------      ----------
Total                                                      $2,960,821     $2,668,869     $5,635,219      $6,450,148
                                                           ==========     ==========     ==========      ==========


The Company's animal health and surface disinfectant sales are lower than last year for both the quarter and six month periods primarily as a result of lower sales to distributors in international markets.

During the first half of last year the Company received $1,136,703 as a contractually required payment from Novus International, Inc. The contract with Novus ended in November, 1998 and subsequently Alcide has acted on its own behalf in sales to the poultry industry. At the start of the second quarter, nine poultry processing plants were utilizing the Sanova Food Quality System for pathogen control. Eleven plants were using the System at the end of the quarter.

Cost of goods as a percentage of net sales was 63% for the quarter ended November 30, 1999, as compared to 44% for the corresponding quarter last year. Cost of goods as a percentage of net sales was 63% for the six month period ended November 30, 1999 vs. 36% for the first half of last year. The year-to-year differences in cost of goods as a percentage of net sales were caused primarily by the loss of the contractual minimum payment from Novus and by startup and maintenance costs associated with direct distribution of Sanova to the poultry industry.

Royalty expenses for the second quarter and first half last year totaled $66,732 and $150,948 respectively. As a result of the May, 1999 settlement of the royalty rights holders lawsuit against the Company, the Company's obligation to pay royalties ended in fiscal 1999 and, accordingly, no royalty expense occurred during the present fiscal year.

Research and development expenses for the three months ended November 30, 1999 were $492,514, $328,455 lower than the corresponding period last year. Research and development expenses for the first half of fiscal 2000 were $934,958, $224,092 lower than the first half last year. During the second quarter last year the Company paid Novus International, Inc. $317,000, recorded as research and development expense, as part of a negotiated settlement when the contract with Novus ended.

Other selling, general and administrative expenses for the second quarter of fiscal 2000 increased to $936,926 from $651,305 in the second quarter of fiscal 1999. Other selling, general and administrative expenses for the first half of fiscal 2000 increased to $2,109,538 from $1,395,818 during the first half last year. The increase in expenses for both the second quarter and first half was due primarily to expenses totaling $456,765 for the quarter and $874,453 for the first half incurred to manage Sanova projects.

Interest income of $63,370 for the first quarter and $141,370 for the first half of fiscal 2000 was down from the $148,696 and $320,213 for the corresponding periods last year because the Company's investable cash resources have decreased.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash, cash equivalents, short term investments and U.S. Treasury investments totaled $4,742,948 on November 30, 1999, an amount $2,152,178 lower than at the end of the previous fiscal year. The reduction is due primarily to an investment of $2,491,658 in new Sanova installations offset by a $453,174 reduction in inventory.

Alcide has negotiated a $10 million unrestricted line of credit from U.S. Bank as a backup source of capital, if needed, to support Alcide's growing food safety business. The Company has not drawn on the credit line.

During the six month period ended November 30, 1999 the Company redeemed 456 shares of Class "A" Preferred stock having a book value and defined redemption price of $61,801 for $46,130 in cash. The difference of $15,671 is reflected on the Company's balance sheet as additional paid-in capital. The transaction had no impact on earnings.

During the six month period ended November 30, 1999 the Company purchased 19,800 shares of Alcide Common stock for $267,988. This is reflected on the balance sheet under the heading Treasury stock at cost.

YEAR 2000 ISSUES
The Company has experienced no adverse financial or operational impact resulting from year 2000 computer associated problems. All of the Company's computer systems, including those which control the Sanova poultry plant installations, passed into calendar year 2000 without incident.

OUTLOOK
-    Sanova Food Quality System
     The size of the Company's food antimicrobial business is expanding. At the end of fiscal 1999, five poultry plants were utilizing the Sanova Food Quality System. At December 31, 1999, twelve plants, having an annual capacity of 500 million birds, 7% of the U.S. market, were using the Sanova System. The twelve plants are expected to generate annual sales of approximately $3.8 million. The Company has announced a goal to increase to twenty plants using the System by the end of fiscal 2000. Each new plant will require an Alcide capital investment of $300,000 to $400,000.

     Investments in research, development and engineering during the fiscal first half to optimize the Sanova System and formulation will continue, but at a decreased rate, during the Company's second half. The Company has identified a number of programs to reduce Sanova cost while maintaining the present high level antimicrobial performance. These cost reduction programs will be transitioned into existing Sanova installations during the third quarter.

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



ITEM 3.  LEGAL PROCEEDING

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Shareholders voted on two proposals at the Annual Meeting of stockholders on October 12, 1999, as described in the Company's proxy statement.

     1. Votes for election of Directors of the Corporation for the ensuing year were as follows:


                                                                 WITHHELD
                                          FOR                   AUTHORITY
                                    ---------                   ---------
     Thomas L. Kempner              2,130,399                     163,447

     Kenneth N. May, Ph.D.          2,275,852                      17,994

     Joseph A. Sasenick             2,129,033                     164,813

     William G. Spears              2,276,861                      16,985


     2. Votes for the ratification of the Board's selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending May 31, 2000:



                FOR                   AGAINST                       ABSTAIN
          ---------                   -------                       -------

          2,276,525                     8,725                         8,596


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

                                                 ALCIDE CORPORATION
                                                 The Registrant



Date:    January 11, 2000                        BY  /s/  John P. Richards
                                                 -------------------------
                                                 John P. Richards
                                                 Executive Vice President
                                                 Chief Financial Officer