Form 10-Q
period 2000-02-29
ALCIDE CORP
filed 2000-04-06
CIK 708484

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended FEBRUARY 29, 2000

                  or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________________ to
     ______________________.


Commission File Number: 0-12395

                               ALCIDE CORPORATION
                               ------------------

            DELAWARE                                      22-2445061
            --------                                      ----------
   State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization

8561 154TH AVENUE NORTH EAST, REDMOND WA                     98052
----------------------------------------                     -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code ............   (425) 882-2555
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 29, 2000: 2,519,543, net of Treasury Stock.

                               ALCIDE CORPORATION

                                      INDEX

                                                                                          PAGE
                                                                                          ----
PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets - February 29, 2000
            (Unaudited) and May 31, 1999....................................................3

            Unaudited Consolidated Condensed Statements of Operations for
            the three and nine months ended February 29, 2000 and
            February 28, 1999...............................................................4

            Consolidated Condensed Statements of Changes in Shareholders' Equity............5

            Unaudited Consolidated Condensed Statements of Cash Flows for
            the nine months ended February 29, 2000 and
            February 28, 1999...............................................................6

            Notes to Unaudited Consolidated Condensed Financial Statements..................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations......................................................................9

Item 3.  Legal Proceeding..................................................................11

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8 - K................................................12

SIGNATURE..................................................................................13

                               ALCIDE CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     FEBRUARY 29,       MAY 31,
                                                                         2000            1999
                                                                     ------------    ------------
                                                                      (UNAUDITED)
ASSETS:
  Current assets:
         Cash and cash equivalents                                   $  3,167,432    $  6,391,868
         Accounts receivable - trade                                    1,988,465       2,259,917
         Inventory                                                      1,606,495       2,064,487
         Deferred and prepaid income taxes                                325,463         615,000
         Prepaid expenses and other current assets                        424,793         311,406
                                                                     ------------    ------------
                  Total current assets                                  7,512,648      11,642,678
                                                                     ------------    ------------
  Equipment and leasehold improvements:
         Sanova plant assets                                            6,269,156       2,496,503
         Office equipment                                                 233,197         172,857
         Laboratory and manufacturing equipment                           169,136         160,028
         Leasehold improvements                                            73,483          70,520
         Less: Accumulated depreciation and amortization               (1,071,212)       (407,817)
                                                                     ------------    ------------
                  Total equipment and leasehold improvements, net       5,673,760       2,492,091
  Deferred income tax asset                                               882,273         862,298
  Long term investments and other assets                                  606,586         622,920
                                                                     ------------    ------------
TOTAL ASSETS                                                         $ 14,675,267    $ 15,619,987
                                                                     ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:
         Accounts payable                                            $    955,056    $    797,934
         Accrued expenses                                                 366,893         412,150
                                                                     ------------    ------------
                  Total current liabilities                             1,321,949       1,210,084
  Long term payable to Novus                                              158,000         316,000
                                                                     ------------    ------------
TOTAL LIABILITIES                                                       1,479,949       1,526,084
                                                                     ------------    ------------
Commitments and Contingencies:
  Redeemable Class "B" Preferred Stock - noncumulative convertible
    $.01 par value: authorized 10,000,000 shares; issued and
    outstanding:
         May 31, 1999 - 72,525
         February 29, 2000 - 72,525                                       190,377         190,377
                                                                     ------------    ------------
  Shareholders' equity:
  Class "A" Preferred Stock - no par value: authorized 1,000 shares; issued and outstanding:
         May 31, 1999 - 594
         February 29, 2000 - 138                                           18,636          80,437
  Common Stock $.01 par value: authorized 100,000,000 shares;
     issued and outstanding:
         May 31, 1999 - 2,888,968
         February 29, 2000 - 2,903,968                                     29,039          28,889
  Treasury stock at cost                                               (7,254,248)     (6,939,750)
  Additional paid-in capital                                           19,831,475      19,702,230
  Retained earnings                                                       380,039       1,031,720
                                                                     ------------    ------------
                  Total Shareholders' Equity                           13,004,941      13,903,526
                                                                     ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 14,675,267    $ 15,619,987
                                                                     ============    ============

      See notes to Unaudited Consolidated Condensed Financial Statements.

                               ALCIDE CORPORATION
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                For the Three Months Ended    For the Nine Months Ended
                                                    February 29 and 28,          February 29 and 28,
                                                --------------------------    --------------------------
                                                    2000          1999           2000           1999
                                                -----------    -----------    -----------    -----------
NET SALES                                       $ 2,875,063    $ 2,280,135    $ 8,510,282    $ 8,730,283

Expenditures
   Cost of goods sold                             1,635,440      1,068,460      5,195,933      3,361,459
   Royalty expense                                       --      2,262,046             --      2,412,994
   Research and development expense                 349,484        460,533      1,284,442      1,619,583
   Depreciation                                      14,243         16,052         45,868         47,414
   Consulting expense to related parties             24,000         21,000         72,000         75,000
   Other selling, general/administrative          1,004,889        804,245      3,114,427      2,200,063
                                                -----------    -----------    -----------    -----------
         Total Expenditures                       3,028,056      4,632,336      9,712,670      9,716,513
                                                -----------    -----------    -----------    -----------
Operating income (loss)                            (152,993)    (2,352,201)    (1,202,388)      (986,230)
Interest income                                      60,372        123,916        201,742        444,129
Other income                                          5,642             --         14,050             --
                                                -----------    -----------    -----------    -----------
Income (loss) before provision (benefit) for
  income taxes                                      (86,979)    (2,228,285)      (986,596)      (542,101)
Provision (benefit) for income taxes                (29,573)      (697,177)      (334,915)       (83,406)
                                                -----------    -----------    -----------    -----------
Net income (loss)                               $   (57,406)   $(1,531,108)   $  (651,681)   $  (458,695)
                                                ===========    ===========    ===========    ===========
Basic earnings (loss) per common share          $      (.02)   $      (.60)   $      (.26)   $      (.18)
                                                ===========    ===========    ===========    ===========
Diluted earnings (loss) per common share and
  equivalents                                   $      (.02)   $      (.60)   $      (.26)   $      (.18)
                                                ===========    ===========    ===========    ===========

Weighted average common shares outstanding        2,519,974      2,555,461      2,518,495      2,554,282

Weighted average common shares & common share
  equivalents                                     2,519,974      2,555,461      2,518,495      2,554,282

       See Notes to Unaudited Consolidated Condensed Financial Statements.

                               ALCIDE CORPORATION
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                                          Total
                           Class "A" Preferred                       Additional           Common            Retained   Shareholders'
                                 Stock            Common Stock     Paid in Capital    Treasury Stock        Earnings      Equity
------------------------------------------------------------------------------------------------------------------------------------
                             Shares  Amount     Shares     Amount                  Shares      Amount
------------------------------------------------------------------------------------------------------------------------------------
Balance May 31, 1999          594   $ 80,437   2,888,968   $28,889   $19,702,230  (361,138)  $(6,939,750)  $1,031,720   $13,903,526
Redeem Class "A"
 Preferred Stock             (407)   (55,180)                             13,992                                            (41,188)
Purchase Treasury Stock, Net                                                        (9,800)     (138,636)                  (138,636)
Net Loss                                                                                                     (394,324)     (394,324)
------------------------------------------------------------------------------------------------------------------------------------
Balance August 31, 1999       187   $ 25,257   2,888,968   $28,889   $19,716,222  (370,938)  $(7,078,386)  $  637,396   $13,329,378
Redeem Class "A"
 Preferred Stock              (49)    (6,621)                              1,679                                             (4,942)
Purchase Treasury Stock, Net                                                       (10,000)     (129,352)                  (129,352)
Net Loss                                                                                                     (199,951)     (199,951)
------------------------------------------------------------------------------------------------------------------------------------
Balance November 30, 1999     138   $ 18,636   2,888,968   $28,889   $19,717,901  (380,938)  $(7,207,738)  $  437,445   $12,995,133
Exercise of Stock Options                         15,000       150        93,600                                             93,750
Purchase Treasury Stock, Net                                                        (3,487)      (46,510)                   (46,510)
Tax Benefit from Exercise
 of Stock Options                                                         19,974                                             19,974
Net Loss                                                                                                      (57,406)      (57,406)
------------------------------------------------------------------------------------------------------------------------------------
Balance February 29, 2000     138   $ 18,636   2,903,968   $29,039   $19,831,475  (384,425)  $(7,254,248)  $  380,039   $13,004,941
                             ====   ========   =========   =======   ===========  ========   ===========   ==========   ===========

                               ALCIDE CORPORATION
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                            For the Nine Months Ended
                                                                February 29 and 28,
                                                            -------------------------
                                                                2000           1999
                                                            -----------    -----------
OPERATING ACTIVITIES:
  Net income (loss)                                         $  (651,681)   $  (458,695)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                               663,395         94,814
     Amortization of investment premiums and discounts              752        (76,873)
     Common stock issued to employee stock ownership plan        83,057         70,998
     Decrease (increase) in assets:
         Inventory                                              457,992     (1,619,513)
         Accounts receivable - trade                            271,452       (463,472)
         Deferred and prepaid income taxes                      289,537       (935,403)
         Prepaid expenses and other current assets             (113,387)        54,635
         Long term investments and other assets                  15,582       (122,156)
     Increase (decrease) in liabilities:
         Accounts payable                                       157,122         97,333
         Accrued expenses and taxes payable                     (45,257)     2,610,687
         Other liabilities                                     (158,000)            --
                                                            -----------    -----------
  Net cash provided by (used in) operating activities           970,564       (747,645)
                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Redemption of U.S. Treasury Instruments                         --      3,760,000
     Acquisition of equipment and leasehold improvements     (3,845,064)    (1,255,283)
                                                            -----------    -----------
     Net cash generated by (used in) investing activities    (3,845,064)     2,504,717
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Purchase of Alcide Common Stock                           (397,555)      (515,387)
     Redemption of Class "A" Preferred Stock                    (46,131)       (40,957)
     Redemption of Class "B" Preferred Stock                         --        (22,559)
     Stock Options exercised                                     93,750        109,747
                                                            -----------    -----------
     Net cash used in financing activities                     (349,936)      (469,156)
                                                            -----------    -----------
  Net increase (decrease) in cash and cash equivalents       (3,224,436)     1,287,916
  Cash and cash equivalents at beginning of period            6,391,868      7,844,217
                                                            -----------    -----------
  Cash and cash equivalents at end of period                $ 3,167,432    $ 9,132,133
                                                            ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                           --             --
  Cash paid during the period for income taxes              $     1,600    $   976,997

See notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") as of and for the three and nine month periods ended February 29, 2000 and February 28, 1999 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10 - K for the year ended May 31, 1999. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. The results of operations for the nine month periods are not necessarily indicative of the results to be expected for the full year.

2.   Inventory consisted of the following:

                                                 FEBRUARY 29, 2000   MAY 31, 1999
Finished products                                    $  305,058       $  792,733
Raw materials                                           816,944        1,100,808
Sanova inventory at customer sites                      484,493          170,946
                                                     ----------       ----------
Total                                                $1,606,495       $2,064,487
                                                     ==========       ==========

3. Accounts Receivable - Trade consisted of the following:

                                                 FEBRUARY 29, 2000   MAY 31, 1999
IBA, Inc.                                            $  203,156       $  184,176
UMS, Inc.                                               603,480        1,028,227
International Distributors                              488,578          621,905
Sanova Customers                                        611,596          292,375
Other Receivables                                        81,655          133,234
                                                     ----------       ----------
Total Accounts Receivable                            $1,988,465       $2,259,917
                                                     ==========       ==========

4.   Taxes

The income tax provision (benefit) for the nine month period ended February 29, 2000 consisted of:

                  Federal income taxes (credits)   $(335,715)
                  State income taxes                     800
                                                   ---------
                  Total taxes (credits)            $(334,915)
                                                   =========

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

     Basic and Diluted earnings per share were calculated as follows:

                                                           Three Months Ended            Nine Months Ended
                                                           February 29 and 28,          February 29 and 28,
                                                       --------------------------    --------------------------
                                                           2000           1999          2000            1999
                                                       -----------    -----------    -----------    -----------
Net income (loss)                                      $   (57,406)   $(1,531,108)   $  (651,681)   $  (458,695)
Weighted average number of Common Shares outstanding     2,519,974      2,555,461      2,518,495      2,554,282
Basic earnings (loss) per share                        $      (.02)   $      (.60)   $      (.26)   $      (.18)
Assuming exercise of options reduced by the
  number of shares which could have
  been purchased with the proceeds from
  exercise of such options (0 if antidilutive)                  --             --             --             --
                                                       -----------    -----------    -----------    -----------
Weighted average Common Shares outstanding and
  Common Share equivalents                               2,519,974      2,555,461      2,518,495      2,554,282
                                                       ===========    ===========    ===========    ===========
Diluted earnings (loss) per share                      $      (.02)   $      (.60)   $      (.26)   $      (.18)

6.   Orders for Future Delivery

At February 29, 2000 and February 28, 1999 the Company had orders for future delivery of $1,440,454 and $1,138,821. The $1,440,454 orders for future delivery are scheduled for shipment during the period March, 2000 through July, 2000. Data for both years excludes expected sales of Sanova to the poultry industry because contracts with Sanova customers do not require placement of purchase orders for future delivery. Sanova sales are based on product usage reported by the customers after the fact. The thirteen customers using the System on February 29, 2000 purchase roughly $382,000 per month.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the three month and nine month periods ended February 29, 2000 and February 28, 1999 are expressed in the table below:

Net Sales                                   Three Months Ended        Nine Months Ended
---------                                 -----------------------   ----------------------
                                           Feb. 29,     Feb. 28,     Feb. 29,     Feb. 28,
                                             2000         1999         2000         1999
                                          ----------   ----------   ----------   ----------
Animal Health and Surface Disinfectants   $1,879,542   $2,095,913   $6,181,598   $7,409,358
Sanova Poultry Antimicrobial
   Contractual payment from Novus                 --           --           --    1,136,703
   Direct sales to processors                995,521      184,222    2,328,684      184,222
                                          ----------   ----------   ----------   ----------
Total                                     $2,875,063   $2,280,135   $8,510,282   $8,730,283
                                          ==========   ==========   ==========   ==========

The Company's animal health and surface disinfectant sales are lower than last year for both the quarter and nine month periods as a result of lower sales to distributors in both the domestic U.S. market and international markets where the Company's products are sold. The decrease in sales to distributors was caused by a number of factors, including an economic recession in the dairy industry, a reduction in the amount of Alcide's inventory carried by the Company's distributors, increased competition in the marketplace and delays in the transfer and reassignment of international registrations for the Company's products from its former distributor, ABS Global, Inc., which delays temporarily blocked the Company from selling its products in certain international markets.

During the nine month period of last year the Company received $1,136,703 as a contractually required payment from Novus International, Inc. The contract with Novus ended in November, 1998 and subsequently Alcide has acted on its own behalf in sales to the poultry industry. At the start of the third quarter, eleven poultry processing plants were utilizing the Sanova Food Quality System for pathogen control. Thirteen plants were using the System at the end of the quarter.

Cost of goods as a percentage of net sales was 57% for the quarter ended February 29, 2000, as compared to 47% for the corresponding quarter last year. Cost of goods as a percentage of net sales was 61% for the nine month period ended February 29, 2000 vs. 39% for the first nine months of last year. The year-to-year differences in cost of goods as a percentage of net sales were caused primarily by the loss of the contractual minimum payment from Novus and by startup and maintenance costs associated with direct distribution of Sanova to the poultry industry.

Royalty expenses for the third quarter and nine month periods last year totaled $2,262,046 and $2,412,994 respectively and reflect a one-time $2,262,044 charge to royalty expense during the third quarter last year to settle a lawsuit with royalty rights holders. The payment and settlement of the suit eliminated the Company's obligation to pay royalties from that point forward and, accordingly, no royalty expense occurred during the present fiscal year.

Research and development expenses for the three months ended February 29, 2000 were $349,484, $111,049 lower than the corresponding period last year. Research and development expenses for the first nine months of fiscal 2000 were $1,284,442, $335,141 lower than the first nine months last year. During the nine month period last year the Company paid Novus International, Inc. $317,000, related to research and development, as part of a negotiated settlement when the contract with Novus ended.

Other selling, general and administrative expenses for the third quarter of fiscal 2000 increased to $1,004,889 from $804,245 in the third quarter of fiscal 1999. Other selling, general and administrative expenses for the first nine months of fiscal 2000 increased to $3,114,427 from $2,200,063 during the first nine months last year. The increase in expenses for both the third quarter and first nine months was due primarily to expenses totaling $473,761 for the quarter and $1,348,214 for the first nine months incurred to manage Sanova projects.

Interest income of $60,372 for the third quarter and $201,742 for the first nine months of fiscal 2000 was down from the $123,916 and $444,129 for the corresponding periods last year because the Company's investable cash resources have decreased.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents, short term investments and U.S. Treasury investments totaled $3,669,937 on February 29, 2000, an amount $3,225,189 lower than at the end of the previous fiscal year. The reduction is due primarily to an investment of $3,772,653 in new Sanova installations offset by a $457,992 reduction in inventory.

Alcide has negotiated a $10 million line of credit from U.S. Bank as a backup source of capital, if needed, to support Alcide's growing food safety business. The Company has not drawn on the credit line.

During the three month period ended February 29, 2000 the Company purchased 9,938 shares of Alcide Common stock for $129,567. Also, during the quarter, 6,451 shares of Treasury stock were transferred to Alcide's Employee Stock Ownership Plan.

YEAR 2000 ISSUES

The Company has experienced no adverse financial or operational impact resulting from year 2000 computer associated problems. All of the Company's computer systems, including those which control the Sanova poultry plant installations, passed into calendar year 2000 without incident.

OUTLOOK

-    Sanova Food Quality System

     The size of the Company's food antimicrobial business is expanding. At the end of fiscal 1999, five poultry plants were utilizing the Sanova Food Quality System. At March 31, 2000, sixteen plants, having an annual capacity of 740 million birds, 9% of the U.S. market, were using the Sanova System. The sixteen plants are expected to generate annual sales of approximately $6.1 million. The Company has announced a goal to increase to twenty plants using the System by the end of fiscal 2000. Each new plant will require an Alcide capital investment of $300,000 to $400,000.

     During the nine month period the Company expended $1.5 million for maintenance, engineering, research and development to support expansion of the Company's food safety business. These expenditures had a direct negative impact on the Company's pre-tax income for the quarter and nine month periods, but are intended to lead to improved future financial performance and expansion of the food safety business. The Company has identified a number of programs to reduce Sanova cost of goods while maintaining the present high level antimicrobial performance. Such programs have been implemented concurrent with the most recent six installations and are in the process of being retrofitted into the initial ten installations..

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

                                          ALCIDE CORPORATION
                                          The Registrant

Date: April 6, 2000                       By  /s/ John P. Richards
                                            ------------------------------
                                          John P. Richards
                                          Executive Vice President
                                          Chief Financial Officer