Form 10-K405
period 2000-05-31
ALCIDE CORP
filed 2000-08-15
CIK 708484

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[ x ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:  May 31, 2000
Commission file number 0-12395

                                        OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________________ to _______________________
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

Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                     which registered
--------------------                                 ------------------------
None                                                 None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock - $.01 par value
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     YES   X      NO
                                                 ------       ------

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )
                            ------

        The aggregate market value of voting stock held by non-affiliates of the Registrant on August 1, 2000 was approximately $33,704,000. On that date, there were 2,524,681 shares of common stock outstanding, net of Treasury Stock.

        Certain sections of Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Items 11, 12 and 13 of Part III hereof. Certain sections of Part I of this Form 10-K Annual Report are incorporated by reference into the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders.

                               Page 1 of 38 pages
                            Exhibit Index on Page 23

                                TABLE OF CONTENTS


PART I            Item 1.       Business                                                               Page
                                A.  Introduction                                                          3
                                B.  Sales Development                                                     3
                                C.  Research and Product Development                                      5
                                D.  Patents and Trademarks                                                6
                                E.  Raw Materials                                                         8
                                F.  Competition                                                           8
                                G.  Government Regulation                                                 9
                                H.  Employees                                                            10
                                I.  Advertising and Promotion                                            10
                                J.  Manufacturing                                                        10

                  Item 2.       Properties                                                               11

                  Item 3.       Legal Proceeding                                                         11

                  Item 4.       Submission of Matters to a Vote of Security Holders                      11

PART II           Item 5.       Market for the Registrant's Common Stock and Related
                                Stockholder Matters                                                      12



                  Item 6.       Selected Financial Data                                                  13

                  Item 7.       Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                                      14

                  Item 8.       Financial Statements and Supplementary Data                              18

                  Item 9.       Changes in and Disagreements with Accountants on
                                Accounting and Financial Disclosures                                     18

PART III          Item 10.      Directors and Executive Officers                                         19

                  Item 11.      Executive Compensation                                                   21

                  Item 12.      Security Ownership of Certain Beneficial Owners and
                                Management                                                               21

                  Item 13.      Certain Relationships and Related Transactions                           21


PART IV           Item 14.      Exhibits, Financial Statement Schedules and Reports
                                on Form 8-K                                                              21

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

B.      SALES DEVELOPMENT

        The Company presently sells products to the dairy, health care and poultry processing industries. Its products include: UDDERgold-Registered Trademark- Plus and UDDERgold-Registered Trademark- Germicidal Barrier Teat Dips, Pre-Gold-Registered Trademark- Germicidal Pre-Milking Teat Dip, and 4XLA-Registered Trademark- Pre- and Post-Milking Teat Dip to the dairy industry; Exspor-Registered Trademark- Sterilant-Disinfectant and LD-Registered Trademark- Disinfectant to the health care industry; and Sanova-Registered Trademark- antimicrobial intervention to the poultry processing industry. The Company's sales to date have primarily been derived from UDDERgold Plus, UDDERgold and 4XLA teat dips, and Sanova food antimicrobial.

        Total product sales for the fiscal year ended May 31, 2000 were $12,440,449. Export sales to international distributors, plus product exported by U.S. distributors to international markets accounted for $4,076,505, 33% of total sales.

        1.   DAIRY INDUSTRY

        Worldwide sales of dairy line products during fiscal year 2000 were $8,121,376 as compared with $9,189,063 in FY 1999. In FY 2000 sales to the dairy industry accounted for 65% of the

Company's total sales. Should there be a loss of the sales generated by dairy line products, it would have a material adverse effect on the Company.

        U.S. DAIRY INDUSTRY

        In fiscal 2000, dairy industry sales in the United States were $4,044,871, 50% of total Alcide sales to the dairy industry.

        INTERNATIONAL DAIRY INDUSTRY

        Alcide products are sold to the dairy industry in Canada, Latin America and Europe through a network of four distributors. Sales to the international dairy industry were $4,076,505 in fiscal 2000, 50% of total sales to the dairy industry.

        DISTRIBUTOR ARRANGEMENTS

        All Alcide sales to the dairy industry are to distributors who have contracted with the Company to distribute the Company's products. In each case the distributor purchases product from Alcide for resale to the end user. Loss of any of the Company's distributors can have a material impact on the Company's sales and earnings.

        The Company's distribution agreements with ABS Global, Inc. for the United States and several international markets expired on October 31, 1998 and were not renewed. On November 1, 1998 Alcide entered into a new four year contract with IBA, Inc. to expand the IBA territory to cover the entire United States. Simultaneously, the Universal Marketing Services, Inc. (UMS) contract, which had covered the territories of the United Kingdom, Republic of Ireland and Spain, was amended to include the additional territories of Canada, Italy, Portugal and the Czech Republic as exclusive UMS territories, and the United States as a nonexclusive UMS territory. Subsequently, during FY 2000, UMS began distribution on a nonexclusive basis in Argentina, Chile, Colombia, Greece, Japan, Taiwan and South Korea.

        2.   POULTRY PROCESSING INDUSTRY

        In May, 1997 the Company entered into an agreement with Novus International, Inc. for Novus' introduction and distribution of Sanova antimicrobial to the poultry industry. Under the terms of the agreement Novus was obligated to pay Alcide the higher of 50% of Sanova profits or at least $500,000 per quarter for fiscal 1998, and $1 million per quarter thereafter. In August, 1998, Novus gave notice to Alcide that it intended to terminate the agreement effective November 30, 1998. Effective December 1, 1998, Alcide assumed direct responsibility for distribution of Sanova to the poultry processing industry. Alcide's fiscal 2000 sales to the poultry industry were $3,889,187. During fiscal 1999 sales to the poultry processing industry were $1,538,887, of which $1,204,593 were contractual minimum payments by Novus. Should there be a loss of sales to the poultry industry such loss would have a material adverse impact on the Company.

        On May 31, 2000, 18 poultry processing plants were using Sanova under contract with Alcide. In addition, Alcide has entered into contractual agreements for startup of 8 additional poultry processing plants during the period June through November, 2000.

        3.   HEALTH CARE INDUSTRY

        The Company markets a line of hard surface sterilants and disinfectants which kill harmful microorganisms and help reduce the potential for disease transmission via contaminated surfaces. The Company's LD Disinfectant and Exspor Sterilant-Disinfectant offer users a combination of broad spectrum efficacy, speed and relative safety.

        Fiscal year 2000 sales of hard surface sterilants and disinfectants were $429,886, or 3% of total sales, as compared with $440,672 in fiscal year 1999.

        4.   INDUSTRY PRACTICES AND BACKLOG ORDERS

        The Company's invoice terms for the dairy and health care industries conform to those in the chemical industry in general, which are: domestic-30 days, export-60 days.

        Alcide had $754,040 of firm orders on May 31, 2000 for future delivery to the dairy industry distributors as compared to orders for future delivery at May 31, 1999 of $1,138,270. The Company's distributors typically place orders one to four months in advance.

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

C.       RESEARCH AND PRODUCT DEVELOPMENT

         During fiscal year 2000 the Company's efforts focused primarily on development of new and improved formulations for the Company's established animal health business, obtaining regulatory approval for the use of Sanova in expanded food markets and on testing directed at reducing cost and increasing the antimicrobial performance of Sanova.

         Substantially all of the research and product development activities conducted by the Company during fiscal 2000 were funded by the Company. It is expected that research and development programs during fiscal 2001 will again be funded primarily by the Company and conducted under the Company's direct supervision, either in its own laboratories, in contract laboratories or, in the case of food antimicrobials, in commercial plant environments.

         The immediate potential for expansion of Sanova technology in the poultry, red meat and other markets has caused the Company to direct R&D resources to this growing opportunity while maintaining product superiority and market share stability for Alcide's established udder care products. Investments in the development of Alcide's human preoperative skin antiseptic and anti-infective oral care products have been de-emphasized until appropriate strategic partners can be identified.

             While many of the research and development programs undertaken by the Company, and described hereafter, give evidence of possible success, the nature of research, coupled with the necessity for regulatory approval, is such that there can be no assurance of ultimate program success or that any resulting product will be commercially successful.

         1.  FOOD DISINFECTION

         During fiscal 2000 the Company's primary focus has been on the optimization of the current poultry system to improve reliability and customer satisfaction and to reduce cost. As a result of these efforts, the cost of the Sanova solution on a per ounce basis has been reduced by approximately 30%. Optimization via changes in the spray apparatus resulted in more efficient application, further reducing the cost of Sanova.

         The first commercial plant validation test for intact beef carcasses was completed during the final quarter of fiscal 2000 and will serve as the basis for commercial introduction of Sanova in this market segment during FY 2001. While the initial study generated promising information on performance, the results have limited applicability to the broader red meat market due to the limited size and other characteristics of the facility in which the tests were conducted.

         The Company was successful during FY 2000 in obtaining U.S. Food and Drug Administration (FDA) and U.S. Department of Agriculture (USDA) approvals for the use of Sanova on pre-chilled poultry parts, on red meat carcasses pre-chill and on red meat parts, trim and organs post-chill. Food Additive Petitions were developed in late FY 2000, for submission in early FY 2001, for Sanova application to post-chill poultry parts and to processed and formed meats (e.g., hot dogs and other sausages). Approval was also granted during FY 2000 by Canadian regulatory authorities for the use of Sanova on poultry processed in, and/or shipped to, Canada.

         During fiscal 2001 the Sanova food safety R&D activity will focus initially on commercial plant and university pilot plant testing to determine and/or optimize application methods, exposure time and formula concentrations in the emerging new markets for Sanova, including red meat carcass disinfection, poultry and red meat parts post-chill and sausages.

         The Company will continue to focus its regulatory activity on obtaining food additive approval from FDA for expanded opportunities in the red meat and poultry markets, and on obtaining U.S. Environmental Protection Agency (EPA) clearance for use of Sanova on intact fruits and vegetables in processing plants.

         2.  ANIMAL HEALTH PRODUCTS

         The primary R&D focus during fiscal 2000 was on performance enhancement of our line of teat dips and development of the next generation of Alcide animal health products.

         Maintenance of the Company's regulatory filings for the udder care product range outside the United States continues as an important element of Alcide's udder care strategy. During fiscal 2000 significant activity was directed at retrieving product registrations previously held either in the name of ABS Global, Inc. or its sub-distributors.

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

         12)      U.S. Patent No. 5,628,959
                  "Composition and Method for Sterilizing Dialyzers"

         13)      U.S. Patent No. 5,651,977
                  "Adherent Disinfecting Compositions and Methods Related
                  Thereto"

         14)      U.S. Patent No. 5,667,817
                  "Method and Composition for the Prevention and Treatment of Female Lower Genital Tract Microbial Infections"

         15)      U.S. Patent No. 5,772,985
                  "Composition and Methods for Treatment of Skin Lesions"

         16)      U.S. Patent No. 6,063,425

                  "Method for Optimizing the Efficacy of Chlorous Acid Disinfecting Sprays for Poultry and Other Meats"

         Six additional U.S. patent applications are pending, as well as one reissue application corresponding to patent 8) above. Numerous corresponding foreign applications are issued or pending.

         The Company's original patent, U.S. Patent No. Re. 31,779, expired in the United States on April 18, 1995. That patent was directed to disinfecting a substrate using a lactic acid/sodium chlorite composition. The Company's second patent, U.S. Patent No. 4,330,531, expired in the United States on May 18, 1999, and was directed to a lactic acid/sodium chlorite gel formulation.

         TRADEMARKS -- The Company has sought to acquire trademark protection, primarily by the filing of applications for registration of its marks in a large number of countries. There can be no assurances that a filed application will result in a registration; that the issuance of a trademark registration to the Company or the acquisition of rights through use will provide the Company with adequate protection against infringement in a selected territory; that the Company will be able to expand its product line under a registered mark in some territories, or; that the Company's trademark rights cannot be terminated in some territories such as by petition by others claiming superior rights.

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

         In addition to the Company's mark Alcide-Registered Trademark-, the other Company marks registered in the U.S. are Sanova-Registered Trademark-, Exspor-Registered Trademark-, LD-Registered Trademark-, UDDERgold-Registered Trademark-, 4XLA-Registered Trademark- Pre-Gold-Registered Trademark-DIPPINgold-Registered Trademark- and silverQUICK-Registered Trademark-.

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

         The dairy hygiene market into which UDDERgold Plus, UDDERgold, Pre-Gold and 4XLA teat dips are sold is a highly fragmented worldwide market in which major specialty chemical companies compete. The major classes of products sold in this market are iodophors and chlorhexidines. The expiration on May 18, 1999 of the Company's U.S. Patent 4,330,531, which covered Alcide's UDDERgold formulation, allows competing lactic acid based acidified sodium chlorite products to enter the U.S. marketplace. ABS Global, Inc., the Company's former distributor, and at least two other U.S. distributors have introduced such products. Management believes, however, that the expired patent's technology is inferior to that represented by Alcide's more recent patents.

         The market for disinfection of poultry and other food products is dynamic and rapidly emerging as a result of consumer concern and U.S. Government regulatory activity. A number of technologies are directed at reduction of food borne pathogens. Of these, trisodium phosphate is used within the poultry processing industry in a manner similar to the Company's product, Sanova. Chlorine dioxide and ozone have been tested in poultry chiller waters but have not been broadly accepted by the industry. Irradiation technology has been approved by USDA and FDA but is not broadly used by the poultry or red meat industries and, in the limited cases where irradiation is used, the process involves a secondary treatment outside the processing plant. Steam, hot water and organic acid rinses are broadly used in the red meat industry on carcasses prior to chilling for pathogen control. The Company is not aware of any established competing products for post-chill pathogen control application to either red meat or poultry products. However, market conditions within the food processing industry are such that additional competition is likely.

G.       GOVERNMENT REGULATION

         1.  DAIRY INDUSTRY

         The Company's products sold to the dairy industry require registration for sale in a number of international markets. UDDERgold teat dip has been registered in Canada, the United Kingdom, Republic of Ireland, Denmark, The Netherlands, Spain, Portugal, New Zealand, Brazil, France, Chile, Colombia, Argentina, South Korea and India. The product is legally sold without formal registration in the United States, Greece, Hungary and Mexico.

         4XLA teat dip has been registered in Canada, The Netherlands, Republic of Ireland, Switzerland, New Zealand, Chile, Denmark, Brazil, Portugal, Colombia and Argentina. The product is legally sold without formal registration in the United States, Mexico, Belgium, Italy and Spain.

         UDDERgold Plus sales have been expanded to include Japan and Taiwan in addition to the United States, without formal registrations.

         Several registration amendments have been required due to the change of distributors from ABS affiliates to UMS affiliates. This has been completed in Canada and Italy and is pending approval in Portugal and Brazil.

         2.  FOOD PROCESSING ANTIMICROBIALS:

    a.   Poultry

                  The Company's Food Additive Petition was approved by FDA in April, 1996 and by USDA in January, 1998. Additional approval for use of the product in Canada was received in September, 1999. The product is now actively marketed and is being utilized by a number of major poultry processing companies.

    b.   Red Meats

                  The Company's Food Additive Petition was approved by FDA in March, 1998. Alcide received permission from USDA in February, 2000 to market and utilize the product in commercial processing plants.

    c.   Fruits and Vegetables

                  In December, 1998 Alcide submitted a Food Additive Petition to the Food and Drug Administration for the use of Sanova on raw agricultural commodities. The petition was approved in September, 1999. EPA concurrently stated that it will exert its regulatory authority over this area. Alcide is in the process of working with EPA to determine the specific criteria for approval.

         3.  STERILANTS/DISINFECTANTS

         The Company's line of hard surface sterilants and disinfectants are regulated in the U.S. by the EPA and FDA. Appropriate EPA and FDA approvals for sale and manufacturing have been obtained.

H.       EMPLOYEES

         The corporate office and laboratory staff of 17 employees occupy a 6,751 square foot leased facility in Redmond, Washington. Alcide's engineering operations and maintenance staff of 9 employees occupy a 6,240 square foot leased office and warehouse facility in St. Louis, Missouri. In addition, the Company employs 2 field maintenance employees, 2 Sanova technical representatives and 1 sales management employee, all located in the southeastern U.S.

         Alcide has relationships with contract engineering and maintenance organizations for support of its Sanova business. At year end FY 2000 such contract services were for approximately the equivalent of 10 employees. It is expected that, over time, the Company's dependence on contract engineering and maintenance organizations will decrease as the Alcide staff increases.

         The Company also has relationships with, and from time to time engages the services of, university professors and other qualified consultants to assist it in technological research and development.

          The Company is not a party to any collective bargaining agreement and considers its employee relations to be excellent.

I.       ADVERTISING AND PROMOTION

         The Company's advertising and promotion activities consist of cooperative promotional activities with its distributors of animal health products and participation in trade shows and exhibits sponsored by the poultry, red meat and produce industries.

J.       MANUFACTURING

         All manufacturing of the Company's animal health, sterilant and disinfectant products is performed by contract manufacturers having appropriate FDA registration approval for such manufacturing. Product release for sale is dependent on quality control testing by Alcide. The Company is not dependent on any one manufacturer. Many qualified manufacturers regularly compete in the contract packaging marketplace.

         Sanova is manufactured and diluted at each customer's site, utilizing raw materials supplied by Alcide and mixed, diluted and pumped in micro-processor controlled equipment provided by Alcide.

ITEM 2.  PROPERTIES

         The Company's Sanova food antimicrobial is stored, mixed and applied on site at each customer site by means of equipment owned by Alcide. Alcide's aggregate cost for equipment at the 18 poultry processing plants in operation on May 31, 2000 was $7.3 million. Each new plant utilizing the Sanova System will require an investment estimated at between $150,000 and $500,000, depending on plant size.

ITEM 3.  LEGAL PROCEEDING

         Following termination of its agreement with Alcide, ABS Global, Inc. introduced a new family of teat dips developed by Ecolab. Alcide asserts that ABS' Valiant barrier teat dip infringed one of Alcide's patents. On December 18, 1998 the Company filed a patent infringement suit against ABS in U.S. District Court for the Western District of Wisconsin. In March, 1999, the Court granted Alcide's motion to amend its complaint to add Ecolab and certain ABS independent representatives as additional defendants in the suit.

         Subsequently, the trial court decided there was no infringement and dismissed the complaint. That decision is presently on appeal by Alcide to the Court of Appeals for the Federal Circuit. The appeal is fully briefed and the parties are awaiting oral argument. A decision on the appeal will be rendered sometime after the oral argument which is expected in late FY 2001.

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

         The following table sets forth the range of the Common Stock on NASDAQ for the fiscal quarters indicated, as reported by NASDAQ.

                                                  HIGH          LOW
                                                  ----          ---
                COMMON STOCK
                ------------
                YEAR ENDED MAY 31, 1999
                First quarter                     48            17 1/4
                Second Quarter                    22            13
                Third Quarter                     25 1/2        12 1/16
                Fourth Quarter                    19 1/4        11 3/4

                YEAR ENDED MAY 31, 2000
                First Quarter                     20            12
                Second Quarter                    15            10 1/2
                Third Quarter                     24 9/16       11 3/8
                Fourth Quarter                    23 3/4        11 1/4



    No dividends were declared or paid for these periods.
    Prices represent final daily transactions between dealers without retail mark-up, mark-down or commissions, and may not represent actual transactions.
    On August 1, 2000, there were approximately 1,639 Common stockholders of record.

ITEM 6.          SELECTED FINANCIAL DATA

                                                                 FISCAL YEARS ENDED

                             MAY 31, 1996        MAY 31, 1997         MAY 31, 1998          MAY 31, 1999          MAY 31, 2000
Net sales                     $11,145,826         $11,768,504         $ 12,998,952          $ 11,220,528          $ 12,440,449

Net income (loss)               2,325,062           2,881,295            3,222,723              (974,463)             (447,073)

Diluted earnings
(loss) per common
share and equivalents                 .82                1.04                 1.16                  (.38)                 (.18)

Total assets                   13,768,614          15,113,672           16,369,337            15,619,987            14,530,321

Long term debt                         --                  --                   --                    --                    --

Redeemable Preferred
Stock                             249,380             233,105              212,936               190,377               190,377


SELECTED QUARTERLY FINANCIAL DATA FOR THE YEARS ENDED MAY 31, 1999 AND MAY 31, 2000

                                                                                                        Net Income (Loss)
                                  Net Sales              Gross Profit       Net Income (Loss)                   per Share
Year Ended
May 31, 1999
1st Quarter                     $ 3,781,279                $2,669,272             $ 1,033,738                      $  .38
2nd Quarter                       2,668,869                 1,487,877                  38,675                         .01
3rd Quarter                       2,280,135                 1,211,675             (1,531,108)                       (.60)
4th Quarter                       2,490,245                   947,932               (515,768)                       (.20)
                                -----------                ----------             ----------                       -----
Total for Year                  $11,220,528                $6,316,756             $ (974,463)                      $(.38)
                                ===========                ==========             ===========                      =====

Year Ended
May 31, 2000
1st Quarter                     $ 2,674,398                $  982,690             $ (394,324)                      $(.16)
2nd Quarter                       2,960,821                 1,092,036               (199,951)                       (.08)
3rd Quarter                       2,875,063                 1,239,623                (57,406)                       (.02)
4th Quarter                       3,930,167                 1,682,382                 204,608                         .08
                                -----------                ----------             ----------                       -----
Total for Year                  $12,440,449                $4,996,731             $ (447,073)                      $(.18)
                                ===========                ==========             ===========                      =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR 2000 AS COMPARED WITH 1999

NET SALES

        Fiscal year 2000 net sales of $12,440,449 were $1,219,921 higher than fiscal year 1999 sales which included a nonrecurring contractual minimum payment of $1,136,703 from the Company's former Sanova distributor, Novus International, Inc.

        Sales of Sanova to the poultry industry were $3,889,187 for the 12 month period, as this new Alcide business expanded rapidly during the fiscal year. There were 5 poultry processing plants utilizing Alcide's Sanova System at the start of fiscal 2000 and 18 plants utilizing the System at fiscal yearend.

        The Company's animal health and surface disinfectant sales for the 12 month period were $8,551,262 vs. $9,681,641 for the previous fiscal year.

COST OF GOODS

        Cost of goods as a percentage of sales was 60% for the 12 month period ended May 31, 2000, an increase of 16 points over the 44% of net sales for the same period last year. During the previous fiscal year the contractual minimum payment of $1,136,703, against a cost of goods of $136,703 for a gross profit of $1 million, accounted for roughly half of the year-to-year deterioration in cost of goods as a percentage of sales. The balance is attributable to cost inefficiencies associated with the startup of new processing plants utilizing the Sanova System and a change in product mix caused by an increase in Sanova sales which have a lower margin.

ROYALTY OBLIGATIONS

        In May, 1999 the Company reached agreement with royalty rights holders to settle their claim to all past and future royalties for a one-time payment of $2,212,512, resulting in royalty expense for the year of $2,412,994. As a result of the settlement no royalties were paid during fiscal 2000.

RESEARCH AND DEVELOPMENT

        Research and development expenses of $1,763,601 for the 12 month period ended May 31, 2000 were $476,908 lower than for the 12 month period last year. Fiscal 1999 R&D expenses included $317,000 in costs associated with the negotiated termination of the Company's contract with Novus International, Inc. The balance of the year-to-year difference results primarily from reduction in plant validation testing associated with introduction of Sanova to the poultry industry.

SELLING AND ADMINISTRATIVE EXPENSE

        Other selling, general and administrative expenses of $4,024,323 for fiscal 2000 were $674,889 higher than for fiscal 1999. The increase reflects the addition of new employees to support the Company's expanding business ($304,277), increased engineering costs to improve the

Sanova Food Quality System ($285,542) and increased travel expenses ($183,692) offset by decreased legal costs ($85,752).

INTEREST INCOME

        Investable cash resources averaged $6.7 million lower during fiscal 2000 as compared to the prior fiscal year and, as a result, interest income of $252,119 was $305,550 lower than the equivalent 12 month period last year.

INCOME TAXES

        The Company accounts for income taxes using the liability method. Under this method when losses occur, as in fiscal 1999 and fiscal 2000, the Company computes the tax loss carry forward relating to the pre-tax loss, records a tax credit on its statement of operations, and a deferred income tax asset on its balance sheet. See notes to financial statements. The income tax benefit in fiscal 2000 was $229,510 at an estimated effective rate of 34%. During fiscal 1999 the income tax benefit was $320,316 at an effective income tax rate of 24.7%. The difference in tax rates between fiscal 2000 and fiscal 1999 was caused by the payment of state income taxes in fiscal 1999 related to state tax liabilities for prior years.

        The Company expects its effective tax rate for fiscal 2001 to be approximately 36% of pre-tax income.

LIQUIDITY

        The Company's cash, cash equivalents and U.S. Treasury investments (included in long term investments and other assets) totaled $2,296,979 on May 31, 2000, an amount $4,598,147 lower than at the end of the previous fiscal year. During fiscal 2000 net cash provided by operating activities was $742,438 (see Consolidated Statements of Cash Flows, page 28). This was offset by acquisition of equipment and leasehold improvements primarily related to installation of Sanova Systems at poultry plants totaling $4,990,842, by the repurchase of Alcide Common stock for Treasury for $397,555 and by the redemption of Class "A" Preferred stock for $46,130. The exercise of stock options contributed cash of $94,944.

        Alcide has negotiated a $10 million line of credit from US Bank as a backup source of capital, if needed, to support the Company's growing food safety business. The Company has not drawn on the credit line.

OUTLOOK

-       Sanova Food Quality System
        The size of the Company's food antimicrobial business is expanding. At the end of fiscal 2000, 18 poultry plants were utilizing the Sanova Food Quality System. The 18 plants process approximately 3.2 billion pounds of poultry annually, representing approximately 10% of the total U.S. poultry market. The Company has entered into contracts with 8 additional processing plants for a total of 26 plants now under contract for the use of Sanova. Further expansion within the poultry industry is projected. In addition, Alcide plans to commercialize Sanova for pathogen reduction in the U.S. red meat market during fiscal 2001. Each new plant startup will require a capital investment of between $150,000 and $500,000 depending on plant size and complexity. In addition, substantial engineering, process development and

        R&D expenditures will be required for each new Sanova market entry. Such expenditures are planned to be on roughly the same scale as in fiscal 2000.

-       Udder Care Product Distribution
        Expiration of the Company's "gel patent" in the United States in May, 1999 led to the introduction of at least three competing chlorous acid products during the past fiscal year. However, despite such new introductions, the Company believes its products are regarded as superior in the marketplace. Management believes that the market position enjoyed by its products, coupled with the Company's distribution network, will enable Alcide to maintain the same level of udder care sales in fiscal 2001 as it achieved in fiscal 2000.

FISCAL YEAR 1999 AS COMPARED WITH 1998

     NET SALES

         Net sales for the twelve month period ended May 31, 1999 were $11,220,528, a 14% decrease from the $12,998,952 sales for the equivalent twelve month period in the preceding fiscal year. The net sales decrease and the $974,463 net loss for the fiscal year ended May 31, 1999 reflected the negative impact of several unusual events which occurred during the twelve month period, including:

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

- Agreement with royalty rights holders to settle their suit filed in February, 1996 for a one-time payment totaling $2,212,512. The entire payment was reflected as an expense in fiscal 1999.

    COST OF GOODS

         Cost of goods as a percentage of net sales was 44% for the twelve month period ended May 31, 1999, an increase of 11 points over the 33% of net sales for the same period last year. Sanova cost of goods during the second, third and fourth quarters, with no corresponding minimum profit as occurred in the prior year, account for 6 percentage points of the difference. The balance was due primarily to increased warehousing, freight and handling costs incurred in building inventory to support the transition to two new distributors for the Company's mastitis prevention products.

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

    RESEARCH AND DEVELOPMENT

        Research and development expenses of $2,240,509 for the twelve month period ended May 31, 1999 were $606,584 higher than for the preceding fiscal year. This increase is due to reimbursement to Novus of $317,000 in research and development costs associated with the settlement negotiated at the termination of the Novus contract and increased salary, consulting, testing and travel costs incurred in connection with food safety related projects.

    SELLING AND ADMINISTRATIVE EXPENSE

        Other selling, general and administrative expenses of $3,349,434 for the twelve months ended May 31, 1999 were $1,200,485 higher than for the equivalent period ended May 31, 1998. The increase reflects costs incurred to manage the Sanova projects following termination of the Novus agreement of approximately $628,000, $193,460 of expenses incurred in connection with the debt collection and patent infringement lawsuits against ABS Global, Inc. and $298,000 for increases in salaries and executive bonuses.

    INTEREST INCOME

         Interest income of $557,669 for the twelve month period ended May 31, 1999 was $80,347 lower than the equivalent twelve month period last year. Approximately $46,500 of the year-to-year decrease was due to 8% lower investable cash resources. The balance of the decrease was due to lower prevailing interest rates.

    INCOME TAXES

        Income tax benefit during fiscal 1999 was $320,316 compared to an income tax expense in fiscal 1998 of $1,848,358. The difference between the effective tax rate of 24.7% in fiscal 1999, compared to 36.4% in fiscal 1998, was primarily due to state taxes paid and expenses in 1999 related to settlement of prior year's liabilities.

    LIQUIDITY

        The Company's cash, cash equivalents, short term investments and U.S. Treasury investments (included in long term investments and other assets) totaled $6,895,126 on May 31, 1999, an amount $5,236,103 lower than at the end of the previous fiscal year. The reduction was due primarily to:

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

        Reference is made to pages 13 and 25 through 36 of Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

        Pursuant to the Company's by-laws, Directors are elected to a one-year term of office by the shareholders of the Company at its Annual Meeting.

        Information regarding the Directors and Executive Officers of the Company as of May 31, 2000 is listed in the following table:


                                        POSITIONS WITH THE COMPANY AND PRINCIPAL                     DIRECTOR OR EXECUTIVE
                                        OCCUPATION OR EMPLOYMENT DURING THE PAST                     OFFICER SINCE
NAME                           AGE      FIVE YEARS
Thomas L. Kempner              73       Director and Chairman of the Board of the Company;                        1983
                                        Chairman and Chief Executive Officer of Loeb Partners
                                        Corporation, a private investment banking firm, since
                                        1979.   Presently serves on the Boards of Directors of;
                                        IGENE Biotechnology, Inc.; Roper Starch Worldwide, Inc.;
                                        Intermagnetics General Corporation; Northwest Airlines,
                                        Inc. (Emeritus); CCC Information Services Group, Inc.;
                                        Evercel, Inc.; Fuel Cell Energy; Insight Communications
                                        Company, Inc.

Kenneth N. May                 69       Director of the Company; retired in August, 1989 as                       1995
                                        Chairman, Chief Executive Officer and a director of Holly
                                        Farms Foods, Inc., completing 19 years with that company.
                                        Previously held positions as Professor of Poultry Science
                                        at Mississippi State University and the University of
                                        Georgia. Former technical advisor and consultant to the
                                        National Chicken Council on food safety matters; and serves on the Board of Directors of Embrex, Inc. Dr. May has been active in the Poultry Science Association and the National
                                        Chicken Council, and has served on various committees for
                                        the USDA.

Joseph A. Sasenick             60       Director of the Company; President and Chief Executive                    1991
                                        Officer of the Company since February 1992; President and
                                        Chief Operating Officer of the Company from February 1991
                                        to February 1992.  Chief Executive Officer and Chairman of
                                        the Board of Alcide Food Safety, Inc. since January,
                                        1999.  Presently serves on the Board of Directors of the
                                        Washington Biotechnology and Biomedical Association,
                                        Genespan Corporation and the Technology Alliance, a
                                        special program of the Greater Seattle Chamber of
                                        Commerce. Previously held senior management positions at
                                        Abbott Laboratories and The Gillette Company.

William G. Spears              62       Director of the Company; Principal of W. G. Spears,                       1989
                                        Grisanti & Brown LLC since July 1, 1999; Chairman of Key
                                        Asset Management, the investment advisory subsidiary of
                                        KeyCorp, since 1996.  Presently serves on the Board of
                                        Directors of United Health Group and Avatar Holdings, Inc.

John P. Richards               58       Executive Vice President, Chief Financial Officer and                     1991
                                        Secretary of the Company since 1991; President, Alcide
                                        Food Safety, Inc., a wholly owned subsidiary of the
                                        Company, since January, 1999.

G. Kere Kemp                   50       Executive Vice President, Chief Scientific Officer of the                 1992
                                        Company; previously Director, Animal Health Research and
                                        Vice President, Clinical Research.  Prior to employment at
                                        Alcide, worked for Pfizer, Inc. animal health group for
                                        sixteen years in various research and management positions.

ITEM 11.   EXECUTIVE COMPENSATION

        This information is incorporated by reference from the Section captioned "Executive Compensation" contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        This information is incorporated by reference from the Section captioned "Share Ownership by Directors, Executive Officers and Certain Beneficial Owners" contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information is incorporated by reference from the Section captioned "Certain Transactions" contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

                                              PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             (a)  Documents filed with Report:

                 1.   CONSOLIDATED FINANCIAL STATEMENTS

                      Independent Auditors' Report.
                      Consolidated Balance Sheets as of May 31, 1999 and May 31, 2000.
                      Consolidated Statements of Operations for each of the years ended May 31, 1998, May 31, 1999 and May 31, 2000.
                      Consolidated Statements of Changes in Shareholders' Equity for each of the years ended May 31, 1998, May 31, 1999 and May 31, 2000.
                      Consolidated Statements of Cash Flows for each of the years ended May 31, 1998, May 31, 1999 and May 31, 2000.

                 2.   FINANCIAL STATEMENT SCHEDULE

                      Notes to Consolidated Financial Statements.
                      Selected Quarterly Financial Data for the Years Ended May 31, 1999 and May 31, 2000, on Page 13.

                 3.   EXHIBITS

                      See Index to Exhibits on Page 23.

             (b) Reports on Form 8-K.

                      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ALCIDE CORPORATION
                          (Registrant)

                          By /s/JOSEPH A. SASENICK
                             ---------------------------------------------------
                          Joseph A. Sasenick, President
                          Chief Executive Officer

                          By /s/JOHN P. RICHARDS
                             ---------------------------------------------------
                          John P. Richards, Executive Vice President
                          Chief Financial Officer (Principal Accounting Officer)

Date:  August 15, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/THOMAS L. KEMPNER             Director                       August 15, 2000
--------------------------
Thomas L. Kempner


/s/KENNETH N. MAY                Director                       August 15, 2000
--------------------------
Kenneth N. May


/s/JOSEPH A. SASENICK            Director, President,           August 15, 2000
--------------------------       Chief Executive Officer
Joseph A. Sasenick


/s/WILLIAM G. SPEARS             Director                       August 15, 2000
--------------------------
William G. Spears

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

10.31 1996 Stock Option Plan for Nonemployee Directors (previously filed as an Exhibit to Proxy Statement for meeting held October 15, 1996, and incorporated herein by reference).

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

23.1     Consent of Independent Public Accountants.

                             Arthur Andersen LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Alcide Corporation:

We have audited the accompanying consolidated balance sheets of Alcide Corporation (a Delaware Corporation) and subsidiary as of May 31, 2000 and May 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alcide Corporation and subsidiary as of May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                            /s/ Arthur Andersen LLP
Seattle, Washington
June 29, 2000

                 ALCIDE CORPORATION CONSOLIDATED BALANCE SHEETS

                                                                                           MAY 31,
                                                                               -------------------------------
                                                                                   1999               2000
                                                                               ------------       ------------
ASSETS:
    Current assets:
        Cash and cash equivalents                                              $  6,391,868       $  1,794,723
        Accounts receivable - trade                                               2,259,917          2,486,046
        Inventory                                                                 2,064,487          1,404,090
        Prepaid income taxes                                                        615,000                 --
        Components and spare parts                                                  134,692            449,058
        Prepaid expenses and other current assets                                   176,714            238,651
                                                                               ------------       ------------
                                Total current assets                             11,642,678          6,372,568
                                                                               ------------       ------------
    Equipment and leasehold improvements:
        Sanova plant assets                                                       2,496,503          7,365,458
        Office equipment                                                            172,857            282,673
        Laboratory and manufacturing equipment                                      160,028            169,136
        Leasehold improvements                                                       70,520             73,483
    Less:  Accumulated depreciation and amortization                               (407,817)        (1,437,892)
                                                                               ------------       ------------
    Total equipment and leasehold improvements, net                               2,492,091          6,452,858
    Deferred income tax asset                                                       862,298          1,102,331
    Long term investments and other assets                                          622,920            602,564
                                                                               ------------       ------------
TOTAL ASSETS                                                                   $ 15,619,987       $ 14,530,321
                                                                               ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
        Accounts payable                                                       $    797,934       $    594,454
        Accrued expenses                                                            412,150            376,747
                                                                               ------------       ------------
                                Total current liabilities                         1,210,084            971,201
    Long term payable to Novus                                                      316,000            158,000
                                                                               ------------       ------------
                                Total liabilities                                 1,526,084          1,129,201
                                                                               ------------       ------------
    Commitments and Contingencies
    Redeemable Class "B" Preferred Stock - noncumulative convertible $.01 par value; authorized 10,000,000 shares;
        issued and outstanding:
        May 31, 1999 - 72,525
        May 31, 2000 - 72,525                                                       190,377            190,377
                                                                               ------------       ------------
    Shareholders' equity:
    Class "A" Preferred Stock - no par value;
        authorized 1,000 shares; issued and outstanding:
        May 31, 1999 - 594
        May 31, 2000 - 138                                                           80,437             18,636
    Common Stock $.01 par value;
        authorized 100,000,000 shares; issued and outstanding:
        May 31, 1999 - 2,888,968
        May 31, 2000 - 2,904,068                                                     28,889             29,040
    Treasury stock at cost                                                       (6,939,750)        (7,254,248)
    Additional paid-in capital                                                   19,702,230         19,832,668
    Retained earnings                                                             1,031,720            584,647
                                                                               ------------       ------------
                                Total Shareholders' Equity                       13,903,526         13,210,743
                                                                               ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 15,619,987       $ 14,530,321
                                                                               ============       ============

              See notes to financial statements.

                               ALCIDE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE YEARS ENDED MAY 31,
                                                   --------------------------------------------------
                                                       1998               1999               2000
                                                   ------------       ------------       ------------
NET SALES                                          $ 12,998,952       $ 11,220,528       $ 12,440,449

EXPENDITURES:
        Cost of goods sold                            4,319,242          4,903,772          7,443,718
        Royalty expense                                 332,881          2,412,994                 --
        Research and development expense              1,633,925          2,240,509          1,763,601
        Depreciation and amortization                    58,714             66,267             62,066
        Consulting expense to related parties            96,012            100,000             96,000
        Other selling, general/administrative         2,148,949          3,349,434          4,024,323
                                                   ------------       ------------       ------------
                                                      8,589,723         13,072,976         13,389,708
                                                   ------------       ------------       ------------
Operating income (loss)                               4,409,229         (1,852,448)          (949,259)

Interest income                                         638,016            557,669            252,119
Other income                                             23,836                 --             20,557
                                                   ------------       ------------       ------------
Income (loss) before (provision) benefit for
income taxes                                          5,071,081         (1,294,779)          (676,583)

(Provision) benefit for income taxes                 (1,848,358)           320,316            229,510
                                                   ------------       ------------       ------------
Net income (loss)                                  $  3,222,723       $   (974,463)      $   (447,073)
                                                   ============       ============       ============
Basic earnings (loss) per common share             $       1.24       $       (.38)      $       (.18)
                                                   ============       ============       ============
Diluted earnings (loss) per common share and
equivalents                                        $       1.16       $       (.38)      $       (.18)
                                                   ============       ============       ============
Weighted average common shares outstanding            2,607,192          2,550,312          2,518,767
                                                   ============       ============       ============
Weighted average common shares & common
share equivalents                                     2,789,491          2,550,312          2,518,767
                                                   ============       ============       ============


   See notes to financial statements.

                               ALCIDE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                             CLASS "A"                                      ADDITIONAL PAID
                                          PREFERRED STOCK             COMMON STOCK            IN CAPITAL
------------------------------------- ---------- ------------- ------------ -------------- ------------------
                                         SHARES        AMOUNT       SHARES         AMOUNT
------------------------------------- ---------- ------------- ------------ -------------- ------------------
Balance May 31, 1997                      1,000      $135,307    2,799,408        $27,994        $18,302,377

Exercise of Stock Options                                           72,905            729            394,617

Purchase Treasury Stock, Net

Tax Benefit from Exercise of Stock

Options                                                                                              862,375

Net Income
------------------------------------- ---------- ------------- ------------ -------------- ------------------

Balance May 31, 1998                      1,000      $135,307    2,872,313        $28,723        $19,559,369

Redeem Class "A" Preferred                 (406)      (54,870)                                        13,913

Exercise of Stock Options                                           16,655            166            109,581

Purchase Treasury Stock, Net

Tax Benefit from Exercise of Stock
Options                                                                                               19,367

Net Loss
------------------------------------- ---------- ------------- ------------ -------------- ------------------

Balance May 31, 1999                        594      $ 80,437    2,888,968        $28,889        $19,702,230

Redeem Class "A" Preferred                 (456)      (61,801)                                        15,671

Exercise of Stock Options                                           15,100            151             94,793

Purchase Treasury Stock, Net

Tax Benefit from Exercise of Stock
Options                                                                                               19,974

Net Loss
------------------------------------- ---------- ------------- ------------ -------------- ------------------

Balance May 31, 2000                        138      $ 18,636    2,904,068        $29,040        $19,832,668
                                            ===       =======    =========        =======        ===========

                                                                    RETAINED
                                                                    EARNINGS              TOTAL
                                                                  (ACCUMULATED         SHAREHOLDERS'
                                         COMMON TREASURY STOCK      DEFICIT)              EQUITY
------------------------------------------------- -------------- --------------- ---------------------
                                        SHARES        AMOUNT
------------------------------------- ----------- -------------- --------------- ---------------------
Balance May 31, 1997                   (240,719)   ($3,191,425)    ($1,216,540)           $14,057,713

Exercise of Stock Options                                                                     395,346

Purchase Treasury Stock, Net            (68,446)    (2,934,369)                            (2,934,369)

Tax Benefit from Exercise of Stock

Options                                                                                       862,375

Net Income                                                            3,222,723             3,222,723
------------------------------------- ----------- -------------- --------------- ---------------------

Balance May 31, 1998                   (309,165)   ($6,125,794)      $2,006,183           $15,603,788

Redeem Class "A" Preferred                                                                    (40,957)

Exercise of Stock Options                                                                     109,747

Purchase Treasury Stock, Net            (51,973)      (813,956)                              (813,956)

Tax Benefit from Exercise of Stock
Options                                                                                        19,367

Net Loss                                                              (974,463)              (974,463)
------------------------------------- ----------- -------------- --------------- ---------------------

Balance May 31, 1999                   (361,138)   ($6,939,750)      $1,031,720           $13,903,526

Redeem Class "A" Preferred                                                                    (46,130)

Exercise of Stock Options                                                                      94,944

Purchase Treasury Stock, Net            (23,287)      (314,498)                              (314,498)

Tax Benefit from Exercise of Stock
Options                                                                                        19,974

Net Loss                                                              (447,073)              (447,073)
------------------------------------- ----------- -------------- --------------- ---------------------

Balance May 31, 2000                   (384,425)   ($7,254,248)        $584,647           $13,210,743
                                       =========   ============        ========           ===========

See notes to financial statements.

            ALCIDE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE YEARS ENDED MAY 31,
                                                                      ---------------------------
                                                              1998                1999                 2000
                                                              ----                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $ 3,222,723    $  (974,463)   $  (447,073)
   Adjustments to reconcile net income to
       Net cash provided by operating activities:
       Depreciation                                                 58,714        205,499      1,030,075
       Amortization of investment discounts/premiums               (82,512)       (76,246)         1,002
       Common Stock issued to directors, consultants and the
       employee stock ownership plan                                55,081         70,998         83,057
     Deferred income tax                                           804,611       (557,313)      (220,059)
     Decrease (increase) in assets:
        Inventory                                                 (238,243)      (710,617)       660,397
        Accounts receivable - trade                                230,717          8,347       (226,129)
        Prepaid income taxes                                            --       (615,000)       615,000
        Replacement parts and components                                --       (134,692)      (314,366)
        Prepaid expenses and other current assets                   72,702         36,555        (61,937)
        Long term investments and other assets                     657,907       (113,981)        19,354
     Increase (decrease) in liabilities:
        Accounts payable                                           (60,007)       528,133       (203,480)
        Accrued expenses and taxes payable                         652,141        129,338        (35,403)
        Payable to Novus                                                --        316,000       (158,000)
                                                               -----------    -----------    -----------
  Net cash provided by (used in) operating activities            5,373,834     (1,887,442)       742,438
                                                               -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of investments                                    (3,720,340)            --             --
  Redemption of investments                                      2,107,000      3,860,000             --
  Acquisition of equipment and leasehold improvements              (25,158)    (2,586,184)    (4,990,842)
                                                               -----------    -----------    -----------
  Net cash provided by (used in) investing activities           (1,638,498)     1,273,816     (4,990,842)
                                                               -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Purchase of Alcide Common Stock                               (2,989,450)      (884,954)      (397,555)
  Redemption of Class "A" Preferred Stock                               --        (40,957)       (46,130)
  Redemption of Class "B" Preferred Stock                          (20,169)       (22,559)            --
  Stock Options exercised                                          395,346        109,747         94,944
                                                               -----------    -----------    -----------

Net cash (used in) financing activities                         (2,614,273)      (838,723)      (348,741)
                                                               -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents             1,121,063     (1,452,349)    (4,597,145)
Cash and cash equivalents at beginning of year                   6,723,154      7,844,217      6,391,868
                                                               -----------    -----------    -----------

Cash and cash equivalents at end of year                       $ 7,844,217    $ 6,391,868    $ 1,794,723
                                                               ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                --             --             --
  Cash paid during the year for income taxes                   $    71,625    $   976,997    $     1,600

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      a. Revenue Recognition: Sales to the poultry industry are determined by the number of birds or pounds treated at each processor. Alcide owned inventory is maintained at each customer processing site. Sales are recognized during the month in which inventory is used to disinfect customer's product. Animal health and disinfectant sales are recorded at the time of shipment to distributors or to end users who take title to products at the time of shipment.

           The Company provides a limited warranty to its distributors which limits the Company's obligation to replacement of defective product. Such replacements have for the past several years been less than .1% of net sales.

      b. Cash and cash equivalents consist of short-term interest-bearing instruments and money market accounts redeemable on demand.

      c. Royalties: Until May, 1999, Alcide was obligated to pay royalties to certain early investors in the Company at a rate of 8% of net cash sales of applicable products. In May, 1999, Alcide reached settlement of a lawsuit brought against it in February, 1996, by certain royalty rights holders. The cash settlement of $2,212,512 to royalty rights holders was accrued during Alcide's fiscal third quarter of 1999 and paid in Alcide's fiscal fourth quarter of 1999. This payment satisfies all of Alcide's past and future obligations with respect to the royalty agreement.

      d. Litigation Expense: The expected costs to defend the Company in lawsuits filed against it are recorded in the period in which the Company becomes aware of the action. No such suits were filed against the Company in fiscal 2000.

      e.Depreciation and Amortization: Office, laboratory and computer equipment is depreciated over the five-year estimated useful life by the straight-line method. Equipment provided by Alcide to poultry processing plants to mix and spray Sanova is depreciated over the five-year estimated useful life of the assets by the straight-line method.

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

      g. Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      h. Recently Issued Accounting Pronouncements: In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized on the balance sheet and measured at fair value. SFAS 137, issued August, 1999, postpones for one year the mandatory effective date for SFAS 133 to January 1, 2001. The Company has not and does not plan to invest in derivatives.

           In November of 1999, the SEC released Staff Accounting Bulletin Number 101 -- Revenue Recognition in Financial Statements. This bulletin will become effective for the Company for the fourth quarter of the fiscal year ending May 31, 2001. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements. The Company believes that the effects of this bulletin will not be material to its financial position or the results of its operations.

      i. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

      j. The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company accounts and balances have been eliminated.

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

      Sales of the Company's products by categories and amounts are as follows:

                                                                     Fiscal Year Ended May 31,
                                                                     -------------------------
                                                                   1998                 1999                2000
                                                                   ----                 ----                ----
               Dairy industry - U.S.                         $5,356,499          $ 5,009,025         $ 4,044,871
                                 - International              4,758,346            4,180,038           4,076,505
                                                              ---------            ---------           ---------
                     Total dairy industry                    10,114,845            9,189,063           8,121,376
               Poultry processing industry                    2,445,106            1,538,887           3,889,187
               Healthcare industry                              390,178              440,672             429,886
               Automotive industry                               48,823               51,906                 ---

      In fiscal 2000, two of the Company's distributors in the dairy industry have each accounted for greater than 10% of total revenues. Their combined sales in FY 1998, FY 1999 and FY 2000 were $1,181,721, $4,109,603 and
      $5,740,069 respectively.

4.    INVESTMENTS:

      Debt securities that the Company has both the intent and ability to hold to maturity are classified as "held-to-maturity" and are carried at amortized cost. Information regarding securities held at May 31, 1999 and May 31, 2000, is as follows:

            Investment Classification                        Amortized Cost                          Fair Value
            -------------------------                        --------------                          ----------
                                                          1999                2000               1999             2000
                                                          ----                ----               ----             ----
      Held-to-maturity:
      Long term                                       $503,257            $502,255           $508,750         $495,155




            Investment Classification                    Gross Unrealized Gains                       Maturity
            -------------------------                    ----------------------                       --------
                                                          1999                2000               1999             2000
                                                          ----                ----               ----             ----
      Held-to-maturity                                 $ 5,493           $ (7,100)          3-4 years        2-3 years

      Investments consist entirely of debt obligations of the United States.

5.    INVENTORY:

      Inventory is recorded at the lower of cost or market on a first-in, first-out basis, as follows:

                                                                      May 31, 1999              May 31, 2000
                                                                      ------------              ------------
      Raw materials                                                     $1,100,808                 $ 681,049

      Finished products                                                    792,733                   212,047

      Sanova inventory at customer sites                                   170,946                   510,994
                                                                           -------                   -------
      Total                                                             $2,064,487                $1,404,090
                                                                        ==========                ==========

6.    ACCRUED EXPENSES:

      At May 31, accrued expenses were comprised of the following:

                                                                                          1999                2000
                                                                                          ----                ----
            Accrued royalties                                                         $  4,113            $    ---
            Accrued employee salaries, incentive and benefits                           38,330              97,671
            Payable to Novus -- short term                                             158,000             158,000
            Accrued consulting and outside services                                     92,150              62,000
            Accrued patent, trademark and legal expenses                                85,000              39,065
            Other accrued expenses                                                      34,557              20,011
                                                                                        ------              ------
                                                                                      $412,150            $376,747
                                                                                      ========            ========

7.    COMMITMENTS AND CONTINGENCIES:

      a.  Leases:

      The Company leases certain property and vehicles under noncancelable operating leases that expire through May, 2004. Insurance, utilities and maintenance expenses are borne by the Company.

      There are no contingent rentals or sublease rentals.

      Future annual lease commitments are as follows:

                                 FY 2001                   $ 175,037
                                 FY 2002                     176,355
                                 FY 2003                     169,259
                                 FY 2004                     116,787

      Lease payments in FY 2000, FY 1999 and FY 1998 were $115,587, $62,256 and $62,256 respectively.

      b.  Employment Agreements:

      One officer has an employment agreement which obligates the Company to a salary of $231,645 per year. Bonus compensation of 100% of base pay can be earned at the discretion of the Board of Directors.

      c.  Distribution Agreements:

      The Company has entered into agreements with each of its distributors of products sold to the dairy industry. Such agreements typically describe the territories covered, product pricing, and expected product purchases during the term of the agreement. Each such agreement has been filed with the SEC and is incorporated herein by reference.

8.    INCOME TAXES:

      A summary of the provision (benefit) for income taxes follows:

                                                       FY 1998                 FY 1999                 FY 2000
                                                       -------                 -------                 -------
           Current
              Federal                               $  854,353              $(592,866)              $(543,251)
              State and local                          189,394                 148,232                     ---
                                                    ----------              ----------              ----------
                                                    $1,043,747              $(444,634)              $(543,251)
                                                    ----------              ----------              ----------

           Deferred
              Federal                               $  804,611              $  124,318              $  313,741
                                                    ----------              ----------              ----------
                                                    $1,848,358              $(320,316)              $(229,510)
                                                    ==========              ==========              ==========

      A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

                                                                          FY 1998         FY 1999               FY 2000
                                                                          -------         -------               -------
                      Statutory federal income tax rate                     34.0%           34.0%                 34.0%
                      State taxes                                            2.4%          (9.3%)                    --
                                                                            -----           -----                 -----
                      Effective income tax rate                             36.4%           24.7%                 34.0%
                                                                            =====           =====                 =====

      At May 31, 1999 and May 31, 2000, the deferred tax assets were comprised of the following:

                                                                                        1999                   2000
                                                                                        ----                   ----
           Operating loss carry forward                                            $ 613,372             $1,066,485
           Temporary differences                                                    (51,816)              (276,281)
           Research & experimental credits carry forward                              42,538                 51,525
           Alt. Minimum tax carry forward                                            258,204                260,602
                                                                                    --------             ----------
           Total deferred tax asset                                                $ 862,298             $1,102,331
                                                                                    ========             ==========

      The temporary differences result from the use of straight-line depreciation for equipment in the financial statements versus use of accelerated depreciation for tax reporting. The Company has not established a valuation allowance against the deferred tax asset as management believes it is more likely than not that the tax benefits will be realized in the future based on historical levels of pre-tax income and expected future taxable income.

9.    EARNINGS (LOSS) PER SHARE:

      The Company has adopted Statement of Financial Accounting Standards 128 ("SFAS 128"), "Earnings Per Share" which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents of the Company include the dilutive effect of outstanding stock options. Common stock equivalents, excluded because of their antidilutive effect, were 73,038 shares in FY 2000 and 107,204 shares in FY 1999.

      Basic and Diluted earnings per share were calculated as follows:

                 Computation of Earnings (Loss) Per Common Share
                 -----------------------------------------------

                                                                       For the years ended may 31,
                                                                       ---------------------------
                                                                  1998              1999               2000
                                                                  ----              ----               ----
       Net Income (Loss)                                    $3,222,723        $ (974,463)        $ (447,073)
       Weighted average number of common shares
       outstanding                                           2,607,192         2,550,312          2,518,767
       Basic Earnings (Loss) Per Share                      $     1.24        $     (.38)        $     (.18)
       Assuming exercise of options reduced by
       the number of shares which could
       have been purchased with the proceeds
       from exercise of such options (0 if
       antidilutive)                                           182,299                 0                  0
                                                             ---------         ---------          ---------
       Weighted average common shares outstanding
       and common share equivalents                          2,789,491         2,550,312          2,518,767
                                                             =========         =========          =========
       Diluted Earnings (Loss) Per Share                    $     1.16        $     (.38)        $     (.18)
                                                             =========         =========          =========

10. SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK:

      a.  Authorized Capital
      The authorized capital of the Company is 100,000,000 shares of $.01 par value Common Stock, 1,000 shares of no par value Class "A" Preferred Stock and 10,000,000 shares of $.01 par value Class "B" Preferred Stock.

      The Company has not declared dividends on any of its classes of stock.

      b.  Class "A" Preferred Stock
      The nonvoting Class "A" Preferred Stock has a preference with respect to both dividends and liquidation at its stated value of $135.30 per share. During fiscal 1999, Alcide offered to redeem Class "A" Preferred Stock at a price of $101.00 per share. Eight hundred sixty-two shares have been redeemed. The Company has the option to force redemption at any time by payment of $135.30 per share.

      c.  Redeemable Class "B" Preferred Stock - Series 1 and 2.
      On September 30, 1994, the Company issued to holders of any outstanding Series 1 Stock, in a recapitalization, one share of Class "B" Stock to be designated as Series 2 Redeemable Preferred Stock ("Series 2 Stock") and
      0.2 share of Common Stock. Commencing on September 30, 1994, the Company created a sinking fund to be funded, on that day and on the 30th day of September of each year thereafter, at a rate equal to 0.7% of the Company's prior fiscal year's net income, if any, at $2.625 per share plus declared and unpaid dividends in any amount equal to the sinking fund payment. As the Company incurred a loss in fiscal 2000, it has no obligation to redeem Series 2 stock on September 30, 2000. The Company may redeem any or all of the issued and outstanding Series 2 Stock at its option, at any time, at the redemption price of $2.625 per share.

11. STOCK OPTIONS:

      The Company had an incentive stock option plan, which expired in May 1993. No additional grants may be issued under this plan. The Company replaced this plan with a new plan effective December, 1993, which allows for the issue of both incentive stock options and nonstatutory stock options. Nonstatutory stock options may be granted to employees, directors, officers and consultants. The option exercise price for incentive stock options may not be less than the fair market value of the Common Stock on the date of the grant of the option. Non-qualified stock options are granted with an exercise price equal to 100% or greater of the fair market value of the Common Stock on the date of grant. Under this plan there are 65,450 options available for grant as of May 31, 2000.

      The Company also has a stock option plan for nonemployee directors. Options granted under the plan are granted with an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant. Under this plan there are 41,321 options available for grant as of May 31, 2000.

      Options are exercisable within 10 years from the date of option grant. Options will expire during the period July, 2000 through April, 2010. The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion 25 ("APB 25"), under which no compensation cost has been recognized. In 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards 123
      ("SFAS 123"), "Accounting for Stock-Based Compensation," effective for years beginning after May 31, 1996. The Company has continued to measure compensation cost for employee stock compensation plans under the guidelines of APB 25, as allowed by SFAS 123.

  The status of the plans are as follows:

                                                  FY 1998                      FY 1999                       FY 2000
                                                  -------                      -------                       -------
                                             No. of  Weighted Avg.         No. of  Weighted Avg.       No. of   Weighted Avg.
                                             ------  -------------         ------  -------------       ------   -------------
                                             Shares         Share $        Shares         Share $      Shares          Share $
                                             ------         -------        ------         -------      ------          -------
Outstanding at beginning of year            344,366          $ 9.22       289,188          $11.78     298,200           $13.70
Granted                                      20,897           35.90        27,167           30.34      38,333            15.13
Exercised                                   (75,325)           6.87       (16,655)           6.59     (15,100)            6.29
Canceled                                       (750)          20.25        (1,500)          23.10      (4,950)           18.10
                                            -------                       -------                     -------
Outstanding at end of year                  289,188          $11.78       298,200          $13.70     316,483            14.16
                                            =======                       =======                     =======



Exercisable at end of year                  233,888          $ 8.76       237,899          $ 9.89     240,182           $11.32
                                            =======          ======       =======          ======     =======           ======

      Information relating to stock options outstanding and stock options exercisable at May 31, 2000 is as follows:

    Range of Exercise
    -----------------
          Prices                                          Options Outstanding                           Options Exercisable
          ------                                          -------------------                           -------------------
                             No. of Shares      Weighted Avg. Life          Wtd Avg. $/Sh.      No. of Shares      Wtd. Avg.$/sh.
                             -------------      ------------------          --------------      -------------      --------------
  $4.10 - $7.75                    110,347                     .92                    5.77            110,347                5.77
  $8.63 - $12.75                    85,640                    3.93                   10.16             76,839                9.91
  $13.38 - $63.00                  120,496                    7.11                   24.69             52,996               24.94
                                   -------                                                             ------
                                   316,483                    4.11                   14.16            240,182               11.32
                                   =======                                                            =======

      Had compensation cost for these stock option plans been determined in accordance with SFAS 123, the Company's "Net income" and "Net income per common share" would have decreased to the following pro forma amounts for the years ended May 31, 1998, 1999 and 2000:

                                                                    FY 1998            FY 1999          FY 2000
                                                                    -------            -------          -------
Net Income (loss)                       As reported              $3,222,723       $  (974,463)       $(447,073)

                                        Pro forma                $2,983,590       $(1,121,418)       $(699,878)

Basic earnings (loss) per common share

                                        As reported              $     1.24       $      (.38)       $    (.18)

                                        Pro forma                $     1.14       $      (.44)       $    (.28)

Diluted earnings (loss) per common

share and equivalents                   As reported              $     1.16       $      (.38)       $    (.18)

                                        Pro forma                $     1.07       $      (.44)       $    (.28)

      Because the SFAS 123 method of accounting has not been applied to stock options granted before January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each stock option granted is valued on the date of grant using the Black-Scholes option pricing model. The weighted average grant-date fair value of stock options granted during 2000 was $10.06 per share using the assumptions of expected volatility of 57.2%, expected option lives of 7.5 years, risk-free rate of interest of 6.3% and no expected dividends. During 1999, the weighted average grant-date fair value of stock options granted was $20.60 per share using the assumptions of expected volatility of 61.7%, expected option lives of
      7.5 years, risk-free rate of interest of 5.3% and no expected dividends. During 1998, the weighted average grant-date fair value of stock options granted was $26.99 per share using the assumptions of expected volatility of 72.2%, expected option lives of 7.5 years, risk-free rate of interest of 6.6% and no expected dividends.

12.   RELATED PARTY TRANSACTIONS:

      Consulting Agreements
      LOEB PARTNERS CORPORATION. During the fiscal year ended May 31, 2000, the Company paid Loeb Partners Corporation $60,000 in cash for executive and management services provided by Mr. Kempner and Mr. Mintz. Mr. Kempner holds approximately 51% of the voting equity of Loeb Holding Corporation, of which Loeb Partners Corporation is a 100% wholly-owned operating subsidiary.

      KENNETH N. MAY. During the fiscal year ended May 31, 2000, Dr. May earned $36,000 for consulting services in the field of pathogen control on poultry and other food products. By agreement with Dr. May, payment of the consulting fees have been deferred.

13.   EMPLOYEE STOCK OWNERSHIP PLAN:

      The Company has an employee stock ownership plan (the Plan). Employees who are at least age 21 and have completed one year of service are eligible to participate. The Company may make discretionary contributions to the Plan. The Company's contributions for fiscal years 2000, 1999 and 1998 were approximately $83,000, $71,000 and $67,000, respectively.

Corporate Office
----------------
8561 154th Avenue NE
Redmond, Washington 98052
Phone:   (425) 882-2555
Fax:     (425) 861-0173
E-mail:  info@alcide.com
Website: www.alcide.com


Independent Public Accountants
------------------------------
Arthur Andersen LLP
801 Second Avenue, Suite 800
Seattle, WA 98104


Common Stock Listing
--------------------
NASDAQ
(Symbol - ALCD)


Transfer Agent and Registrar
----------------------------
Computershare Trust Company, Inc.
12039 W. Alameda Parkway, Suite Z-2
Lakewood, Colorado 80228