Form 10-Q
period 2000-08-31
ALCIDE CORP
filed 2000-10-04
CIK 708484

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000
                               ---------------

                  or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________.

Commission File Number: 0-12395


                               ALCIDE CORPORATION

              Delaware                              22-2445061
   --------------------------------             -------------------
      State or other jurisdiction                (I.R.S. Employer
   of incorporation or organization             Identification No.)


8561 154th Avenue North East, Redmond WA                  98052
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code ............   (425) 882-2555
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2000: 2,548,158, net of Treasury Stock.

                               ALCIDE CORPORATION

                                      INDEX

PART I.           FINANCIAL INFORMATION


Item 1.  Financial Statements................................................................................................PAGE
                  Consolidated Condensed Balance Sheets - August 31, 2000 (Unaudited)
                  and May 31, 2000..............................................................................................3

                  Unaudited Consolidated Condensed Statements of Operations - For the three months ended August 31, 2000 and August 31, 1999.....................................................................4

                  Consolidated Condensed Statements of Changes in Shareholders' Equity..........................................5

                  Unaudited Consolidated Condensed Statements of Cash Flows - For the three months ended August 31, 2000 and August 31, 1999.....................................................................6

                  Notes to Unaudited Consolidated Condensed Financial Statements................................................7


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..................................10

Item 3. Legal Proceedings......................................................................................................12


PART II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8 - K....................................................................................13


SIGNATURE......................................................................................................................14


            ALCIDE CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                AUGUST 31, 2000   MAY 31, 2000
                                                                                ---------------   -------------
                                                                                  (UNAUDITED)
ASSETS:
  Current assets:
         Cash and cash equivalents                                               $  1,489,520    $  1,794,723

         Accounts receivable - trade                                                2,717,327       2,486,046

         Inventory                                                                  1,471,776       1,404,090

         Deferred income taxes                                                        749,000            --

         Components and spare parts                                                   469,190         449,058

         Prepaid expenses and other current assets                                    147,283         238,651
                                                                                 ------------    ------------

                  Total current assets                                             7,044,096       6,372,568
                                                                                 ------------    ------------

  Equipment and leasehold improvements:
         Sanova plant assets                                                        8,872,188       7,365,458

         Office equipment                                                             341,546         282,673

         Laboratory and manufacturing equipment                                       206,636         169,136

         Leasehold improvements                                                        73,483          73,483

         Less:  Accumulated depreciation and
           amortization                                                            (1,838,308)     (1,437,892)
                                                                                 ------------    ------------

                  Total equipment and leasehold
                    improvements, net                                               7,655,545       6,452,858

  Deferred income tax asset                                                           192,375       1,102,331

  Long term investments and other assets                                              601,124         602,564
                                                                                 ------------    ------------

TOTAL ASSETS                                                                     $ 15,493,140    $ 14,530,321
                                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:

         Accounts payable                                                        $    646,338    $    594,454

         Accrued expenses                                                             530,694         376,747
                                                                                 ------------    ------------

                  Total current liabilities                                         1,177,032         971,201

  Long term payable to Novus                                                          158,000         158,000
                                                                                 ------------    ------------

TOTAL LIABILITIES                                                                   1,335,032       1,129,201
                                                                                 ------------    ------------

Commitments and Contingencies:
  Redeemable Class "B" Preferred Stock -
    noncumulative convertible $.01 par value:
    authorized 10,000,000 shares; issued and
    outstanding:
                  May 31, 2000 - 72,525
                  August 31, 2000 - 72,525                                            190,377         190,377
                                                                                 ------------    ------------

  Shareholders' equity:

  Class "A" Preferred Stock - no par value
    authorized 1,000 shares; issued and
    outstanding:
                  May 31, 2000 - 138
                  August 31, 2000 - 138                                                18,636          18,636

  Common Stock $.01 par value; authorized
    100,000,000 shares; issued and outstanding:
                  May 31, 2000 - 2,904,068
                  August 31, 2000 - 2,932,583                                          29,325          29,040

  Treasury stock at cost                                                           (7,254,248)     (7,254,248)

  Additional paid-in capital                                                       20,207,939      19,832,668

  Retained earnings                                                                   966,079         584,647
                                                                                 ------------    ------------
                  Total Shareholders' Equity                                       13,967,731      13,210,743
                                                                                 ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 15,493,140    $ 14,530,321
                                                                                 ============    ============


       See notes to Unaudited Consolidated Condensed Financial Statements.

  ALCIDE CORPORATION UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                              For the Three Months Ended
                                                              --------------------------
                                                                      August 31,
                                                                      ----------
                                                                         2000           1999
                                                                         ----           ----

NET SALES                                                             $ 4,246,569    $ 2,674,398

Expenditures

   Cost of goods sold                                                   2,019,259      1,691,708

   Research and development expense                                       332,778        442,444

   Depreciation                                                            15,313         18,294

   Consulting expense to related parties                                   24,000         24,000

   Other selling, general/administrative                                1,301,857      1,172,612
                                                                      -----------    -----------

         Total Expenditures                                             3,693,207      3,349,058
                                                                      -----------    -----------

Operating income (loss)                                                   553,362       (674,660)

Interest income                                                            36,670         78,000

Other income                                                                8,763           --

Income (loss) before (provision) benefit for income taxes                 598,795       (596,660)

(Provision) benefit for income taxes                                     (217,363)       202,336
                                                                      -----------    -----------

Net income (loss)                                                     $   381,432    $  (394,324)
                                                                      ===========    ===========

Basic earnings (loss) per common share                                $       .15    $      (.16)
                                                                      ===========    ===========

Diluted earnings (loss) per common share and equivalents              $       .15    $      (.16)
                                                                      ===========    ===========

Weighted average common shares outstanding                              2,524,185      2,525,863
                                                                      ===========    ===========

Weighted average common shares & common share equivalents               2,603,838      2,525,863
                                                                      ===========    ===========



       See Notes to Unaudited Consolidated Condensed Financial Statements.

                               ALCIDE CORPORATION
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                             Class "A" Preferred Stock       Common Stock            Additional
                                                                                       Paid in
                                                                                       Capital
------------------------------------------------------------------------------------------------
                               Shares        Amount        Shares         Amount
------------------------------------------------------------------------------------------------
Balance May 31, 2000                 138   $    18,636     2,904,068   $    29,040   $19,832,668

Exercise of stock options                                     15,027           150        93,600

Stock issued for officer's
bonuses                                                       13,488           135       225,265

Tax benefit from exercise
of stock options                                                                          56,406

Net Income
------------------------------------------------------------------------------------------------

Balance August 31, 2000              138   $    18,636     2,932,583   $    29,325   $20,207,939
                             ===========   ===========   ===========   ===========   ===========


                                                                          Total
                               Common Treasury Stock       Retained    Shareholders'
                                                           Earnings       Equity
----------------------------------------------------------------------------------
                               Shares        Amount
----------------------------------------------------------------------------------
Balance May 31, 2000          (384,425)   $(7,254,248)   $   584,647   $13,210,743

Exercise of stock options                                                   93,750

Stock issued for officer's
bonuses                                                                    225,400

Tax benefit from exercise
of stock options                                                            56,406

Net Income                                                   381,432       381,432
----------------------------------------------------------------------------------
Balance August 31, 2000       (384,425)   $(7,254,248)   $   966,079   $13,967,731
                             =========    ===========    ===========   ===========


  ALCIDE CORPORATION UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                          For the Three Months Ended August 31,
                                                                          -------------------------------------
                                                                                2000           1999
                                                                                ----           ----
 OPERATING ACTIVITIES:
  Net income (loss)                                                          $   381,432    $  (394,324)

  Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                                400,416        180,421

     Amortization of investment premiums                                             251            251

     Stock Bonus to officers                                                     225,400           --

     Deferred income taxes                                                       217,363       (202,336)

     Decrease (increase) in assets:

         Inventory                                                               (67,686)       222,498

         Accounts receivable - trade                                            (231,281)          (572)

         Prepaid expenses and other current assets                                71,236          4,810

         Long term investments and other assets                                    1,188          1,617

     Increase (decrease) in liabilities:

         Accounts payable                                                         51,884        611,699

         Accrued expenses and taxes payable                                      153,947        (67,951)
                                                                             -----------    -----------

  Net cash provided by operating activities                                    1,204,150        356,113
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of equipment                                                 (1,603,103)    (1,832,535)
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Purchase of Alcide Common and redemption of Class "A"
     Preferred Stock                                                                --         (179,824)

    Stock options exercised                                                       93,750           --
                                                                             -----------    -----------

     Net cash provided by (used in) financing activities                          93,750       (179,824)
                                                                             -----------    -----------

  Net decrease in cash and cash equivalents                                     (305,203)    (1,656,246)

  Cash and cash equivalents at beginning of period                             1,794,723      6,391,868
                                                                             -----------    -----------

  Cash and cash equivalents at end of period                                 $ 1,489,520    $ 4,735,622
                                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                                          --             --

  Cash paid during the period for income taxes                                      --             --



      See notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") for the three month periods ended August 31, 2000 and 1999 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10 - K for the year ended May 31, 2000. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. The results of operations for the three month periods are not necessarily indicative of the results to be expected for the full year.

2.   Inventory consisted of the following:


                                                    AUGUST 31, 2000   MAY 31, 2000
Finished products                                        $  229,826     $  212,047
Raw materials                                               698,041        681,049
Sanova inventory at customer sites                          543,909        510,994
                                                         ----------     ----------
Total                                                    $1,471,776     $1,404,090
                                                         ==========     ==========


3.   Accounts Receivable - Trade consisted of the following:


                                                    AUGUST 31, 2000   MAY 31, 2000
IBA, Inc.                                                $  172,667     $  209,048
UMS, Inc.                                                   778,802        472,403
International Distributors                                  586,648        641,021
Sanova Customers                                          1,051,950      1,092,443
Other Receivables                                           127,260         71,131
                                                         ----------     ----------
Total Accounts Receivable                                $2,717,327     $2,486,046
                                                         ==========     ==========


4.   Taxes

The income tax provision for the three month period ended August 31, 2000 consists of:


        Federal  Income Taxes                                  $196,495

        State Income Taxes                                       20,868
                                                               --------
                                                               $217,363
                                                               ========


5.   Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents of the Company include the dilutive effect of outstanding stock options. Common stock equivalents, excluded because of their antidilutive effect, were 86,394 shares for the three months ended August 31, 1999.

     Basic and Diluted earnings per share were calculated as follows:


                                                              Three Months Ended August 31,
                                                              -----------------------------
                                                                  2000           1999
                                                                  ----           ----
Net Income (loss)                                              $  381,432   $    (394,324)

Weighted average number of Common Shares outstanding            2,524,185       2,525,863

Basic earnings (loss) per share                                $      .15   $        (.16)

Assuming exercise of options reduced by the number of
shares which could have been purchased with the proceeds
from exercise of such options (0 if antidilutive)                  79,653            --
                                                               ----------   -------------

Weighted average Common Shares outstanding and Common
Share equivalents                                               2,603,838       2,525,863
                                                               ==========   =============

Diluted earnings (loss) per share                              $      .15   $        (.16)


6.   Orders for Future Delivery

At August 31, 2000 and 1999 the Company had orders for future delivery of $964,654 and $1,396,872 respectively. The $964,654 orders for future delivery are scheduled for shipment during the period September, 2000 through November, 2000. Data for both years excludes expected sales of Sanova to the poultry industry because contracts with Sanova customers do not require placement of purchase orders for future delivery. Sanova sales are based on product usage reported by the customers after the fact. The 19 customers using the System on August 31, 2000 purchase roughly $595,000 per month.

7.   Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS
131) "Disclosures about Segments of an Enterprise and Related Information," during 1998. Following the provisions of SFAS 131, the Company is reporting segment information in the same format as reviewed by the Company's management (the "Management Approach"), which is organized around differences in products and services. During fiscal 2001, management determined that due to the growth of the Company's Sanova business, the Company now has two reportable segments, Animal Health and Surface Disinfectants and Sanova Food Antimicrobial Products.

Factors used to identify reportable segments
The Company's reportable segments are strategic business units that offer distinct and different products and services. These segments are managed separately because each business requires different production, management and marketing strategies.

Measurement of segment profit and segment assets
The accounting policies of the segments are the same as those described in Note 2 -- Summary of Significant Accounting Policies, in the Company's Form 10-K. The Company evaluates performance based on profit or loss from the sale of each segment's products and does not allocate expenses beyond gross margin to the two different segments.

Segment net sales, gross margin and assets are as follows:


                                  Animal Health and                     Sanova              Not Segment
                              Surface Disinfectants              Antimicrobial                  Related              Total Company
                              ---------------------              -------------              -----------            ---------------
Net Sales                                $2,509,187                 $1,737,382                       ---              $ 4,246,569
Gross Margin                             $1,630,204                 $  597,106                       ---              $ 2,227,310
Total Assets                             $2,538,279                 $9,563,779                $3,391,082              $15,493,140

Total assets in the column labeled "Not Segment Related" include all assets except receivables, inventory, spare parts, components and fixed assets which have been presented by segment.

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

This report includes forward-looking statements which involve risk and uncertainty including, without limitation, risk of dependence on patents and trademarks, third party suppliers, market acceptance of and demand for the Company's products, distribution capabilities, development of technology and regulatory approval thereof. Sentences or phrases that use words such as "believes," "anticipates," "hopes," "plans," "may," "can," "will," "expects," and others, are often used to flag such forward-looking statements, but their absence does not mean a statement is not forward-looking. Such statements reflect management's current opinion and are designed to help readers understand management's thinking. By their very nature, however, such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net sales for the three month period ended August 31, 2000 and August 31, 1999 are expressed in the table below:


                                                                  Three Months Ended             Three Months Ended
                                                                     August 31, 2000                August 31, 1999
                                                                  ------------------             ------------------
Animal Health and Surface Disinfectants
         Domestic Sales                                                   $1,299,477                     $1,267,577
         International Sales                                               1,209,710                        919,680
Sanova Food Antimicrobial Sales                                            1,737,382                        487,141
                                                                          ----------                     ----------
Total Sales                                                               $4,246,569                     $2,674,398
                                                                          ==========                     ==========

The Company's animal health and surface disinfectant sales for the quarter ended August 31, 2000 were $2,509,187, an amount 15% higher than first quarter sales last year. The sales increase for the quarter occurred primarily in international markets where sales increased 32%. Approximately half of this increase was due to reentry into foreign markets previously served by ABS Global, Inc. distributors. The balance of the increase came from established distributors. U.S. sales grew by 3%.

Two animal health distributors had sales greater than 10% of total sales. Their combined sales this quarter were $1,717,879. Their combined sales for the first quarter last year were $1,561,342.

Current quarter sales of Sanova poultry antimicrobial were $1,737,382, an amount $1,250,241 higher than the first quarter last year. On August 31, 2000, 19 poultry plants were using the Sanova System.

Cost of goods as a percentage of net sales was 48% for the three month period ended August 31, 2000, a decrease of 15 points from the 63% of net sales for the same period last year. The decrease is primarily due to reduction in Sanova cost of goods.

Research and development expenses of $332,778 for the three month period ended August 31, 2000 were $109,666 lower than for the first three months last year. This decrease is primarily due to reduced testing to support Sanova validation trials in commercial poultry plants.

Other selling, general and administrative expenses of $1,301,857 for the three months ended August 31, 2000 were $129,245 higher than for the equivalent period last year. The increase reflects costs incurred to establish Alcide Food Safety's operations and engineering office and recruit staff in St. Louis, MO, to replace engineering, design and startup services which were previously purchased from outside consultants.

Interest income of $36,670 for the three month period ended August 31, 2000 was $41,330 lower than the equivalent three month period last year primarily because the Company's investable cash resources averaged $3.7 million lower during the most recent quarter as compared to the equivalent period a year ago.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash, cash equivalents and U.S. Treasury investments (included in long term investments and other assets) totaled $1,991,525 on August 31, 2000, an amount $305,454 lower than at the end of the previous fiscal year. The reduction is due primarily to an investment of $1,506,730 in new Sanova installations offset by $1,204,150 cash generated from operating activities. Alcide has negotiated a $10 million unrestricted line of credit from US Bank as a backup source of capital, if needed, to support Alcide's growing food safety business. The Company has not drawn on the credit line.

OUTLOOK
-    Sanova Food Quality System
     The size of the Company's food antimicrobial business continues to expand. At August 31, 2000, 19 plants, having an annual capacity of approximately 950 million birds, about 11% of the U.S. market, were using the Sanova System. The 19 plants are expected to generate annual sales of approximately $7.1 million. In addition to the 19 plants now operational, there are 6 new Sanova Systems scheduled to start in the second quarter. Two additional plants have contracted for System installation, resulting in a total of 27 plants under contract.

-    Animal Health and Surface Disinfectant Products
     Management believes that, despite a first quarter sales increase of 15% vs. last year's equivalent period, the animal health and surface disinfectant business will exhibit performance roughly equal to prior year for the Company's current fiscal year.

ITEM 3.  Legal Proceedings:

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

                                        ALCIDE CORPORATION
                                        The Registrant



Date: October 4, 2000                   By  /s/ John P. Richards
                                        -----------------------------------
                                        John P. Richards
                                        Executive Vice President
                                        Chief Financial Officer