Form 10-Q
period 2000-11-30
ALCIDE CORP
filed 2001-01-11
CIK 708484

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number: 0-12395

ALCIDE CORPORATION

Delaware State or other jurisdiction of incorporation or organization	22-2445061 (I.R.S. Employer Identification No.)
8561 154th Avenue North East, Redmond WA (Address of principal executive offices)	98052 (Zip Code)

(425) 882-2555
Registrant's telephone number, including area code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2000: 2,560,300, net of Treasury Stock.

ALCIDE CORPORATION

INDEX

PART I.  FINANCIAL INFORMATION

ALCIDE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	November 30, 2000	May 31, 2000
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,054,118	$1,794,723
Accounts receivable—trade	2,761,398	2,486,046
Inventory	1,345,136	1,404,090
Deferred and prepaid income taxes	589,481	—
Components and spare parts	595,301	449,058
Prepaid expenses and other current assets	128,011	238,651

Total current assets	7,473,445	6,372,568

Equipment and leasehold improvements:
Sanova plant assets	9,829,539	7,365,458
Office equipment	353,875	282,673
Laboratory and manufacturing equipment	207,752	169,136
Leasehold improvements	73,483	73,483
Less: Accumulated depreciation and amortization	(2,290,028)	(1,437,892)

Total equipment and leasehold improvements, net	8,174,621	6,452,858
Deferred income tax asset	193,131	1,102,331
Long term investments and other assets	592,743	602,564

Total Assets	$16,433,940	$14,530,321

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$380,648	$594,454
Accrued expenses	766,787	376,747
Unearned revenue	344,992	—

Total current liabilities	1,492,427	971,201
Long term payable to Novus	—	158,000

Total Liabilities	1,492,427	1,129,201

Commitments and Contingencies:
Redeemable Class "B" Preferred Stock— noncumulative convertible $.01 par value: authorized 10,000,000 shares; issued and outstanding: May 31, 2000—72,525 November 30, 2000—72,525	190,377	190,377

Shareholders' equity:
Class "A" Preferred Stock—no par value: authorized 1,000 shares; issued and outstanding: May 31, 2000—138 November 30, 2000—138	18,636	18,636
Common Stock $.01 par value: authorized 100,000,000 shares; issued and outstanding: May 31, 2000—2,904,068 November 30, 2000—2,944,725	29,447	29,040
Treasury stock at cost	(7,254,248)	(7,254,248)
Additional paid-in capital	20,384,741	19,832,668
Retained earnings	1,572,560	584,647

Total Shareholders' Equity	14,751,136	13,210,743

Total Liabilities and Shareholders' Equity	$16,433,940	$14,530,321

See notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended November 30,		For the Six Months Ended November 30
	2000	1999	2000	1999
NET SALES	$4,692,638	$2,960,821	$8,939,208	$5,635,219
Expenditures
Cost of goods sold	2,141,622	1,868,785	4,160,882	3,560,493
Research and development expense	457,934	498,204	794,531	952,642
Consulting expense to related parties	24,000	24,000	48,000	48,000
Other selling, general/administrative	1,151,629	944,567	2,464,981	2,123,479

Total Expenditures	3,775,185	3,335,556	7,468,394	6,684,614

Operating income (loss)	917,453	(374,735)	1,470,814	(1,049,395)
Interest income	34,638	63,370	71,307	141,370
Other income	—	8,408	8,764	8,408

Income (loss) before provision (benefit) for income taxes	952,091	(302,957)	1,550,885	(899,617)
Provision (benefit) for income taxes	345,610	(103,006)	562,973	(305,342)

Net income (loss)	$606,481	$(199,951)	$987,912	$(594,275)

Basic earnings (loss) per common share	$.24	$(.08)	$.39	$(.24)
Diluted earnings (loss) per common share and equivalents	$.23	$(.08)	$.37	$(.24)
Weighted average common shares outstanding	2,552,887	2,509,568	2,538,457	2,517,760
Weighted average common shares & common share equivalents	2,676,327	2,509,568	2,639,125	2,517,760

See Notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Class "A" Preferred Stock					Common Stock Treasury
			Common Stock
					Additional Paid in Capital			Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance May 31, 2000	138	$18,636	2,904,068	$29,040	$19,832,668	(384,425)	$(7,254,248)	$584,647	$13,210,743
Exercise of stock options			15,027	150	93,600				93,750
Stock issued for officers' bonuses			13,488	135	225,265				225,400
Tax benefit from exercise of stock options					56,406				56,406
Net Income								381,432	381,432

Balance August 31, 2000	138	$18,636	2,932,583	$29,325	$20,207,939	(384,425)	$(7,254,248)	$966,079	$13,967,731
Exercise of stock options			12,142	122	80,755				80,877
Tax benefit from exercise of stock options					96,047				96,047
Net Income								606,481	606,481

Balance November 30, 2000	138	$18,636	2,944,725	$29,447	$20,384,741	(384,425)	$(7,254,248)	$1,572,560	$14,751,136

ALCIDE CORPORATION

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended November 30,
	2000	1999
Operating Activities:
Net income (loss)	$987,912	$(594,275)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	852,136	408,186
Amortization of investment premiums	501	501
Stock bonus to officers	225,400	—
Deferred income taxes	562,973	(295,090)
Decrease (increase) in assets:
Inventory	58,954	453,174
Accounts receivable—trade	(275,352)	105,406
Prepaid income taxes	(90,800)	614,200
Prepaid expenses and other current assets	(35,603)	50,900
Long term investments and other assets	9,320	8,167
Increase (decrease) in liabilities:
Accounts payable	(213,806)	187,702
Accrued expenses	390,040	(59,590)
Unearned revenue	344,992	—
Other liabilities	(158,000)	(158,000)

Net cash provided by operating activities	2,658,667	721,281

Cash Flows from Investing Activities:
Acquisition of equipment	(2,573,899)	(2,558,838)

Cash Flows from Financing Activities:
Purchase of Alcide Common Stock and redemption of Class "A" Preferred Stock	—	(314,119)
Stock Options exercised	174,627	—

Net cash provided by (used) in financing activities	174,627	(314,119)

Net increase (decrease) in cash and cash equivalents	259,395	(2,151,676)
Cash and cash equivalents at beginning of period	1,794,723	6,391,868

Cash and cash equivalents at end of period	$2,054,118	$4,240,192

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	90,800	1,600

See notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

    In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") as of and for the three and six month periods ended November 30, 2000 and 1999 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2000. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. The results of operations for the six month periods are not necessarily indicative of the results to be expected for the full year.

2.  Inventory consisted of the following:

	November 30, 2000	May 31, 2000
Finished products	$242,454	$212,047
Raw materials	529,074	681,049
Sanova inventory at customer sites	573,608	510,994

Total	$1,345,136	$1,404,090

3.  Accounts Receivable—Trade consisted of the following:

	November 30, 2000	May 31, 2000
IBA, Inc.	$359,998	$209,048
UMS, Inc.	806,369	472,403
International Distributors	476,355	641,021
Sanova Customers	1,035,128	1,092,443
Other Receivables	83,548	71,131

Total Accounts Receivable	$2,761,398	$2,486,046

4.  Unearned Revenue

    In November, 2000, Alcide agreed to terminate a distribution contract with its animal health distributor in France. The contract contained a take-or-pay arrangement for fiscal year 2001. In exchange for eliminating this arrangement the distributor paid Alcide $517,489. One-third of the amount was recognized as revenue in the second quarter. The balance was recorded as unearned revenue and will be recognized over the next two quarters, at which point the distribution agreement ends.

5.  Taxes

    The income tax provision for the six month period ended November 30, 2000 consisted of:

Federal income taxes	$508,925
State income taxes	54,048

Total taxes	$562,973

6.  Earnings Per Share

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

    Basic and Diluted earnings per share were calculated as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2000	1999	2000	1999
Net income (loss)	$606,481	$(199,951)	$987,912	$(594,275)
Weighted average number of Common Shares outstanding	2,552,887	2,509,568	2,538,457	2,517,760
Basic earnings (loss) per share	$.24	$(.08)	$.39	$(.24)
Assuming exercise of options reduced by the number of shares which could have been purchased with the proceeds from exercise of such options (Ø if antidilutive)	123,440	—	100,668	—

Weighted average Common Shares outstanding and Common Share equivalents	2,676,327	2,509,568	2,639,125	2,517,760

Diluted earnings (loss) per share	$.23	$(.08)	$.37	$(.24)

7.  Orders for Future Delivery

    At November 30, 2000 and 1999 the Company had orders for future delivery of $886,395 and $1,105,036. The $886,395 in orders for future delivery are scheduled for shipment during the period December, 2000 through January, 2001. Data for both years excludes expected sales of Sanova to the poultry industry because contracts with Sanova customers do not require placement of purchase orders for future delivery. Sanova sales are based on product usage reported by the customers after the fact. The 24 customers using the System on November 30, 2000 purchase roughly $735,000 per month.

8.  Segment Information

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

    The accounting policies of the segments are the same as those described in Note 2—Summary of Significant Accounting Policies, in the Company's Form 10-K. The Company evaluates performance based on profit or loss from the sale of each segment's products and does not allocate expenses beyond gross margin to the two segments.

    Segment net sales, gross margin and assets are as follows:

	Animal Health and Surface Disinfectants	Sanova Food Antimicrobial	Not Segment Related	Total Company
For three months ended 11/30/00
Net Sales	$2,761,044	$1,931,594	—	$4,692,638
Gross Margin	$1,732,063	$818,953	—	$2,551,016
For six months ended 11/30/00
Net Sales	$5,270,232	$3,668,976	—	$8,939,208
Gross Margin	$3,362,267	$1,416,059	—	$4,778,326
Total Assets as of 11/30/00	$2,480,176	$10,223,433	$3,730,331	$16,433,940

    Assets assigned to the business segments include accounts receivable, inventories, fixed assets, and spare parts and components related thereto.

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

Financial Condition and Results of Operations

    Net sales for the three month and six month periods ended November 30, 2000, and November 30, 1999 are expressed in the table below:

	Three Months Ended November 30,		Six Months Ended November 30,
Net Sales	2000	1999	2000	1999
Animal Health and Surface Disinfectants	$2,761,044	$2,114,799	$5,270,232	$4,302,056
Sanova Food Antimicrobial	1,931,594	846,022	3,668,976	1,333,163

Total	$4,692,638	$2,960,821	$8,939,208	$5,635,219

    Net sales of $4,692,638 for the quarter and $8,939,208 for the six month period ending November 30, 2000 were the highest for any quarter or six month period in Alcide's history, and were 58% and 59% higher than for the respective periods last year.

    The Company's animal health and surface disinfectant sales for the quarter ended November 30, 2000 were $2,761,044, an increase of $646,245, 31%, when compared to the second quarter sales last year. Sales to U.S. distributors were up 29% for the quarter, while sales to international distributors gained 38%. Animal health and surface disinfectant sales for the six month period totaled $5,270,232, an improvement of $968,176, 23%, when compared to six month performance a year ago. It is believed that at least a portion of the increase for both the quarter and six month periods is attributable to replenishment of distributor inventories, and therefore the six month improvements vs. last year may not be projectable for the entire year.

    Two animal health distributors had sales greater than 10% of total sales for both the quarter and half year periods ended November 30, 2000. Their combined sales for the three month period were

$1,963,509 as compared to $1,431,790 for the equivalent period last year. Combined first half sales for the two distributors were $3,681,388, a 23% increase over the $2,993,132 sales to the same distributors during the first half of last year.

    Sales of Sanova food antimicrobial to the poultry industry totaled $1,931,594 for the quarter, an increase of $1,085,572 compared to the second fiscal quarter last year, and $194,212, 11% higher than this year's first quarter sales, as this new Alcide business continued to expand rapidly. At the end of the quarter 24 plants, processing approximately 4.3 billion pounds of poultry annually and representing roughly 14% of the total U.S. poultry market, were utilizing the Sanova System to improve the quality of their product. One additional plant has started since the end of the quarter, and Alcide has contracts for future installations at four plants, bringing the total to 29 poultry plants under contract. Sanova sales for the six month period ended November 30, 2000 were $3,668,976, an increase of $2,335,813 compared to the equivalent six month period last year.

    Cost of goods sold were 46% of net sales for the quarter and 47% of net sales for the six month period ended November 30, 2000. This is a substantial reduction from the 63% of net sales during the quarter and half year last year, and reflects primarily a reduction in Sanova cost of goods.

    Research and development expenses for the quarter ended November 30, 2000 were $457,934 as compared to $498,204 for the same period last year. First half research and development expenses were $794,531, 17% lower than expenses of $952,642 for the first half last year. This decrease is primarily due to reduced testing to support Sanova validation trials in commercial slaughter plants.

    Other selling, general and administrative expenses were $1,151,629 for the quarter ended November 30, 2000, a 22% increase from the $944,567 for the first quarter last year. Six month expenses of $2,464,981 were 16% higher than first half expenses last year. The increase reflects costs incurred to establish Alcide Food Safety's operations and engineering office and to recruit staff to replace engineering, design and startup services which were previously purchased from outside consultants.

    Interest income was $34,638 for the quarter and $71,307 for the six month period ended November 30, 2000, as compared to $63,370 and $141,370 for the respective periods a year ago. The decreased amounts of interest income result essentially from lower investible cash resources as compared to the equivalent periods a year ago.

Liquidity and Capital Resources

    The Company's cash, cash equivalents and U.S. Treasury investments (included in long term investments and other assets) totaled $2,555,872 on November 30, 2000, an amount $258,893 higher than at the end of the previous fiscal year. Net cash provided by operating activities during the six month period was $2,658,667, offsetting a $2,573,899 investment in equipment to support the Company's growing food safety business. In addition, $174,627 cash was realized from the exercise of stock options.

    Alcide has negotiated a $10 million unrestricted line of credit from US Bank as a backup source of capital, if needed, to support Alcide's growing food safety business. The Company has not drawn on the credit line.

Outlook

  •
  Sanova Food Quality System
  The size of the Company's food antimicrobial business continues to expand. At December 31, 2000, 25 plants, having an annual capacity of approximately 1.25 billion birds, which is about 14% of the U.S. market, were using the Sanova System. The 25 plants are expected to generate annual sales of approximately $10 million. Four additional poultry plants and one beef plant have contracted for System installation, resulting in a total of 30 plants under contract.

  •
  Animal Health and Surface Disinfectant Products
  The first half sales increase of 23% is not necessarily projectable for the entire year. Management believes that distributors may have increased their inventories by as much as $400,000 during the first half. In addition, the Company now faces direct competition from products similar to its products, UDDERgold and UDDERgold Plus, in key market areas. The assumption going forward is that market characteristics will result in essentially flat year to year sales.

ITEM 3.  Legal Proceeding

    On November 30, 2000 the Company was notified by the United States Court of Appeals for the Federal Circuit that the Company's appeal of the District Court decision in Alcide's patent infringement suit against ABS Global, Inc., Ecolab, Inc. and others, was decided in favor of the defendants. The original lawsuit dates back over two years and involved a patent which has since expired in May, 1999. As the patent expired during the legal review process, the Court of Appeals decision has no competitive or strategic impact on Alcide. The Company was suing for damages which occurred during a seven month period prior to patent expiration. All of the Company's legal fees in bringing this lawsuit were expensed in prior periods.

ITEM 4.  Submission of Matters to a Vote of Security Holders

    Shareholders voted on two proposals at the Annual Meeting of stockholders on October 19, 2000, as described in the Company's proxy statement.

  1.
  Votes for election of Directors of the Corporation for the ensuing year were as follows:

	For	Withheld Authority
Thomas L. Kempner	2,248,388	18,977
Kenneth N. May, Ph.D.	2,251,734	15,631
Joseph A. Sasenick	2,054,209	213,156
William G. Spears	2,251,314	16,051
  2.
  Votes for the ratification of the Board's selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending May 31, 2001:

For	Against	Abstain
2,149,243	7,683	110,439

PART II.

OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

    None.

SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCIDE CORPORATION The Registrant
Date: January 11, 2001	By	/s/ JOHN P. RICHARDS John P. Richards Executive Vice President Chief Financial Officer

QuickLinks

  (Mark One)
ALCIDE CORPORATION INDEX
ALCIDE CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS
ALCIDE CORPORATION UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
ALCIDE CORPORATION UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
ALCIDE CORPORATION NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
PART I.
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Legal Proceeding
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II. OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE