Form 10-Q
period 2001-02-28
ALCIDE CORP
filed 2001-04-12
CIK 708484

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

Commission File Number: 0-12395

ALCIDE CORPORATION

Delaware State or other jurisdiction of incorporation or organization	22-2445061 (IRS Employer Identification No.)
8561 154th Avenue North East, Redmond WA (Address of principal executive offices)	98052 (zip code)

Registrant's telephone number, including area code (425) 882-2555

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 2001: 2,619,236, net of Treasury Stock.

ALCIDE CORPORATION

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1. Financial Statements
	Consolidated Condensed Balance Sheets—February 28, 2001 (Unaudited) and May 31, 2000	3
	Unaudited Consolidated Condensed Statements of Operations—for the three and nine months ended February 28, 2001 and February 29, 2000	4
	Consolidated Condensed Statements of Changes in Shareholders' Equity	5
	Unaudited Consolidated Condensed Statements of Cash Flows—for the nine months ended February 28, 2001 and February 29, 2000	6
	Notes to Unaudited Consolidated Condensed Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations		10
Item 3. Legal Proceeding		12
PART II.	OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K		13
SIGNATURE		14

ALCIDE CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS

	February 28, 2001	May 31, 2000
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,932,966	$1,794,723
Accounts receivable—trade	2,165,288	2,486,046
Inventory	2,623,834	1,404,090
Deferred and prepaid income taxes	562,607	—
Components and spare parts	384,807	449,058
Prepaid expenses and other current assets	300,307	238,651

Total current assets	7,969,809	6,372,568

Equipment and leasehold improvements:
Sanova plant assets	11,006,000	7,365,458
Office equipment	365,965	282,673
Laboratory, manufacturing equipment and vehicles	236,726	169,136
Leasehold improvements	73,483	73,483
Less: Accumulated depreciation and amortization	(2,811,590)	(1,437,892)

Total equipment and leasehold improvements, net	8,870,584	6,452,858
Deferred income tax asset	406,061	1,102,331
Goodwill and other intangibles, net	511,453	—
Long term investments and other assets	585,353	602,564

Total Assets	$18,343,260	$14,530,321

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$716,617	$594,454
Accrued expenses	655,086	376,747
Unearned revenue	172,496	—
Loan payable	1,000,000	—

Total current liabilities	2,544,199	971,201
Long term payable to Novus	—	158,000

Total Liabilities	2,544,199	1,129,201

Commitments and Contingencies:
Redeemable Class "B" Preferred Stock— noncumulative convertible $.01 par value: authorized 10,000,000 shares; issued and outstanding: May 31, 2000—72,525 February 28, 2001—72,525	190,377	190,377

Shareholders' equity: Class "A" Preferred Stock—no par value: authorized 1,000 shares; issued and outstanding: May 31, 2000—138 February 28, 2001—138	18,636	18,636
Common Stock $.01 par value: authorized 100,000,000 shares; issued and outstanding: May 31, 2000—2,904,068 February 28, 2001—3,000,195	30,002	29,040
Treasury stock at cost	(7,283,165)	(7,254,248)
Additional paid-in capital	21,019,131	19,832,668
Retained earnings	1,824,080	584,647

Total Shareholders' Equity	15,608,684	13,210,743

Total Liabilities and Shareholders' Equity	$18,343,260	$14,530,321

See notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended February 28 and 29,		For the Nine Months Ended February 28 and 29,
	2001	2000	2001	2000
NET SALES	$4,158,786	$2,875,063	$13,097,993	$8,510,282
Expenditures
Cost of goods sold	2,051,673	1,635,440	6,212,555	5,195,933
Research and development expense	560,481	356,468	1,355,012	1,309,110
Consulting expense to related parties	24,000	24,000	72,000	72,000
Other selling, general/administrative	1,177,231	1,012,148	3,642,211	3,135,627

Total Expenditures	3,813,385	3,028,056	11,281,778	9,712,670

Operating income (loss)	345,401	(152,993)	1,816,215	(1,202,388)
Interest, net	36,187	60,372	107,495	201,742
Other income	13,263	5,642	22,026	14,050

Income (loss) before provision (benefit) for income taxes	394,851	(86,979)	1,945,736	(986,596)
Provision (benefit) for income taxes	143,331	(29,573)	706,304	(334,915)

Net income (loss)	$251,520	$(57,406)	$1,239,432	$(651,681)

Basic earnings (loss) per common share	$.10	$(.02)	$.48	$(.26)

Diluted earnings (loss) per common share and equivalents	$.09	$(.02)	$.47	$(.26)

Weighted average common shares outstanding	2,594,306	2,519,974	2,556,869	2,518,495
Weighted average common shares & common share equivalents	2,697,522	2,519,974	2,637,877	2,518,495

See Notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Class "A" Preferred Stock					Common Treasury Stock
			Common Stock
					Additional Paid in Capital			Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance May 31, 2000	138	$18,636	2,904,068	$29,040	$19,832,668	(384,425)	$(7,254,248)	$584,647	$13,210,743
Exercise of stock options			15,027	150	93,600				93,750
Stock issued for officers' bonuses			13,488	135	225,265				225,400
Tax benefit from exercise of stock options					56,406				56,406
Net Income								381,432	381,432

Balance August 31, 2000	138	$18,636	2,932,583	$29,325	$20,207,939	(384,425)	$(7,254,248)	$966,079	$13,967,731
Exercise of stock options			12,142	122	80,755				80,877
Tax benefit from exercise of stock options					96,047				96,047
Net Income								606,481	606,481

Balance November 30, 2000	138	$18,636	2,944,725	$29,447	$20,384,741	(384,425)	$(7,254,248)	$1,572,560	$14,751,136
Exercise of stock options			55,470	555	245,463				246,018
Tax benefit from exercise of stock options					289,387				289,387
Purchase Treasury Stock						(5,000)	(138,750)		(138,750)
Transferred stock to ESOP						8,466	109,833		109,833
Issued stock warrants					99,540				99,540
Net Income								251,520	251,520

Balance February 28, 2001	138	$18,636	3,000,195	$30,002	$21,019,131	(380,959)	$(7,283,165)	$1,824,080	$15,608,684

See notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended February 28 and 29,
	2001	2000
Operating Activities:
Net income (loss)	$1,239,432	$(651,681)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,373,698	663,395
Amortization of investment premiums/goodwill	11,634	752
Stock bonus to officers	225,400	—
Common stock issued to employee stock ownership plan	109,833	83,057
Deferred income taxes	706,304	—
Decrease (increase) in assets:
Inventory	(1,219,744)	457,992
Accounts receivable—trade	320,758	271,452
Prepaid income taxes	(130,800)	289,537
Prepaid expenses and other current assets	2,595	(113,387)
Long term investments and other assets	16,459	15,582
Increase (decrease) in liabilities:
Accounts payable	122,163	157,122
Accrued expenses	278,339	(45,257)
Unearned revenue	172,496	—
Other liabilities	(158,000)	(158,000)

Net cash provided by operating activities	3,070,567	970,564

Cash Flows from Investing Activities:
Goodwill and other intangibles	(422,795)	—
Acquisition of equipment	(3,791,424)	(3,845,064)

Net cash used in investing activities	(4,214,219)	(3,845,064)

Cash Flows from Financing Activities:
Purchase of Alcide Common Stock and redemption of Class "A" Preferred stock	(138,750)	(443,686)
Short term borrowing	1,000,000	—
Stock options exercised	420,645	93,750

Net cash provided by (used in) financing activities	1,281,895	(349,936)

Net increase (decrease) in cash and cash equivalents	138,243	(3,224,436)
Cash and cash equivalents at beginning of period	1,794,723	6,391,868

Cash and cash equivalents at end of period	$1,932,966	$3,167,432

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$1,458	—
Cash paid during the period for income taxes	$130,800	$1,600

See notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

    In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") as of and for the three and nine month periods ended February 28, 2001 and February 29, 2000 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2000. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. The results of operations for the nine month periods are not necessarily indicative of the results to be expected for the full year.

2.  Inventory consisted of the following:

	February 28, 2001	May 31, 2000
Finished products	$1,343,915	$212,047
Raw materials	590,549	681,049
Sanova inventory at customer sites	689,370	510,994

Total	$2,623,834	$1,404,090

    On February 1, 2001, the Company purchased the assets of Universal Marketing Services, Inc. (UMS). The assets acquired included inventory sold to UMS by the Company in prior periods. The inventory purchased was recorded at its fair market value of $1,154,467. At the end of February, $1,105,588 of this inventory remained in "finished products".

3.  Accounts Receivable—Trade consisted of the following:

	February 28, 2001	May 31, 2000
IBA, Inc.	$72,648	$209,048
UMS, Inc.	—	472,403
Other Domestic Distributors	115,216	—
International Distributors	499,617	641,021
Sanova Customers	1,384,759	1,092,443
Other Receivables	93,048	71,131

Total Accounts Receivable	$2,165,288	$2,486,046

    On February 1, 2001, UMS owed the Company $636,401. This amount was netted against the payment needed to purchase UMS' inventory.

4.  Goodwill

    On February 1, 2001, the Company purchased assets from Universal Marketing Services, Inc. for a total purchase price of $1,676,802. The purchase price consisted of cash less balance of accounts receivable from UMS and a warrant to purchase 7,000 shares of the Company's Common Stock. The warrant has been valued at $99,540 using the Black-Scholes model. The purchase price was allocated to the acquired assets (inventory and intangible assets) based on their fair market value and the residual was recorded as goodwill. Goodwill and other intangible assets will be amortized over a 48 month period.

5.  Unearned Revenue

    In November, 2000, Alcide agreed to terminate a distribution contract with its animal health distributor in France. The contract contained a take-or-pay arrangement for fiscal year 2001. In exchange for eliminating this arrangement the distributor paid Alcide $517,489. One-third of this amount was recognized as revenue in the second quarter. Another third was recognized in the third quarter. The remaining $172,496 (unearned revenue on the Balance Sheet) will be recognized in the fourth quarter, at which point the distribution agreement ends.

6.  Loan Payable

    On February 21, 2001, the Company took an initial draw of $1 million on its $10 million unrestricted line of credit with US Bank. The principal draw is due August 31, 2001. The interest rate is approximately 6.56% and interest is paid monthly.

7.  Taxes

    The income tax provision for the nine month period ended February 28, 2001 consisted of:

Federal income taxes	$638,495
State income taxes	$67,809

Total taxes	$706,304

8.  Earnings Per Share

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

    Basic and Diluted earnings per share were calculated as follows:

	Three Months Ended February 28 and 29,		Nine Months Ended February 28 and 29,
	2001	2000	2001	2000
Net income (loss)	$251,520	$(57,406)	$1,239,432	$(651,681)
Weighted average number of Common Shares outstanding	2,594,306	2,519,974	2,556,869	2,518,495
Basic earnings (loss) per share	$.10	$(.02)	$.48	$(.26)
Assuming exercise of options reduced by the number of shares which could have been purchased with the proceeds from exercise of such options (Ø if antidilutive)	103,216	—	81,008	—

Weighted average Common Shares outstanding and Common Share equivalents	2,697,522	2,519,974	2,637,877	2,518,495

Diluted earnings (loss) per share	$.09	$(.02)	$.47	$(.26)

9.  Orders for Future Delivery

    At February 28, 2001 and February 29, 2000 the Company had orders for future delivery of $788,537 and $1,440,454. The $788,537 orders for future delivery are scheduled for shipment during the period March, 2001 through June, 2001. Data for both years excludes expected sales of Sanova to the poultry industry because contracts with Sanova customers do not require placement of purchase orders for future delivery. Sanova sales are based on product usage reported by the customers after the fact.

10. Segment Information

    The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information," during 1998. Following the provisions of SFAS 131, the Company is reporting segment information in the same format as reviewed by the Company's management (the "Management Approach"), which is organized around differences in products and services. During fiscal 2001, management determined that due to the growth of the Company's Sanova business, the Company now has two reportable segments, Animal Health and Surface Disinfectants, and Sanova Food Antimicrobial Products.

    The Company's reportable segments are strategic business units that offer similar products but to entirely different customers at substantially different selling price and cost of goods sold structure.

    The accounting policies of the segments are the same as those described in Note 2—Summary of Significant Accounting Policies, in the Company's Form 10-K. The Company evaluates performance based on gross margin from the sale of each segment's products and does not allocate expenses beyond gross margin to the two segments.

    Segment net sales, gross margin and assets are as follows:

	Three Months Ended		Nine Months Ended
	2/28/01	2/29/00	2/28/01	2/29/00
Animal Health
Net Sales	$1,881,585	$1,879,542	$7,151,816	$6,181,598
Gross Margin	$1,118,959	$1,094,310	$4,481,225	$3,657,374
Assets (at end of period)	$3,232,775	$2,463,177
Sanova
Net Sales	$2,277,201	$995,521	$5,946,177	$2,328,684
Gross Margin	$988,154	$145,313	$2,404,213	$(343,025)
Assets (at end of period)	$11,137,398	$7,017,830
Not Segment Related
Assets (at end of period)	$3,973,087	$5,194,260
Total
Net Sales	$4,158,786	$2,875,063	$13,097,993	$8,510,282
Gross Margin	$2,107,113	$1,239,623	$6,885,438	$3,314,349
Assets (at end of period)	$18,343,260	$14,675,267

    Assets assigned to the business segments include accounts receivable, inventories, fixed assets, spare parts, components and goodwill.

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

Financial Condition and Results of Operations

    The Company's financial condition and results of operations for the quarter and nine month period ending February 28, 2001 were impacted by Alcide's agreement to purchase the assets of Universal Marketing Services, Inc. (UMS) on February 1, 2001. UMS' inventory and intangible assets were purchased for cash plus warrants to purchase 7,000 shares of Alcide Common Stock. The cash payment was reduced by the amount of accounts receivable owed to Alcide by UMS on the date of acquisition. In anticipation of the acquisition, Alcide curtailed its shipments to UMS in an effort to reduce UMS' inventory of Alcide produced products prior to February 1. In summary, the transaction with Universal Marketing Services, Inc. had the following impact on third quarter results:

  •
  Net sales were decreased by an estimated $500,000 as a result of Alcide's decision to reduce shipments to UMS during December and January.

  •
  Net income was reduced by approximately $200,000 for the same reason.

  •
  Inventory increased by $1,154,467 as a direct result of the purchase.

  •
  Accounts receivable were reduced by $636,401—the amount owed to Alcide by UMS on the date of acquisition.

  •
  Cash was reduced by $897,129.

  •
  Goodwill and other intangible assets were recorded at $522,335.

    Net sales of $4,158,786 for the quarter and $13,097,993 for the nine month period ending February 28, 2001 were 45% and 54% higher than for the respective periods last year.

	Three Months Ended		Nine Months Ended
Net Sales	Feb. 28, 2001	Feb. 29, 2000	Feb. 28, 2001	Feb. 29, 2000
Animal Health and Surface Disinfectants	$1,881,585	$1,879,542	$7,151,816	$6,181,598
Sanova Food Antimicrobial	2,277,201	995,521	5,946,177	2,328,684

Total	$4,158,786	$2,875,063	$13,097,993	$8,510,282

    Sales of Sanova food antimicrobial to the poultry industry totaled $2,277,201 for the quarter, an increase of $1,281,680 compared to the fiscal third quarter last year, and $345,607, 18% higher than this year's second quarter sales, as this new Alcide business continued to expand rapidly. Twenty-seven plants, processing approximately 4.7 billion pounds of poultry annually and representing roughly 15% of the total U.S. chicken market, are utilizing the Sanova System to improve the quality of their product. Alcide has agreements for future installations at five plants, bringing the total to 32 poultry plants under contract. Sanova sales for the nine month period ended February 28, 2001 were $5,946,177, an increase of $3,617,493 compared to the equivalent nine month period last year.

    The Company's animal health and surface disinfectant sales for the quarter ended February 28, 2001 were $1,881,585, essentially the same as the $1,879,542 for the equivalent quarter last year. Nine month sales of animal health and surface disinfectant products were $7,151,816, $970,218, 16% higher than the equivalent nine month period last year.

    Cost of goods sold were 49% of net sales for the quarter and 47% of net sales for the nine month period ended February 28, 2001. This is a substantial reduction from the 57% of net sales during the quarter and 61% for the nine month period last year and reflects primarily a reduction in Sanova cost of goods.

    Research and development expenses for the quarter ended February 28, 2001 were $560,481 as compared to $356,468 for the same quarterly period last year. The increase in R&D expenses for the quarter is primarily due to outside testing to support regulatory approvals for Sanova use on meat. Research and development expenditures for the nine month period were $1,355,012, a 4% increase over the $1,309,110 during the equivalent nine month period last year. The R&D expenses last year were heavily oriented toward development of Sanova for poultry, while expenditures this year relate primarily to the development of Sanova for red meats and to support product development and regulatory activity for the Company's animal health product line.

    Other selling, general and administrative expenses were $1,177,231 for the quarter ended February 28, 2001, a 16% increase from the $1,012,148 for the third quarter last year. Nine month expenses of $3,642,211 were 16% higher than for the equivalent period last year. The increases reflect cost incurred to establish the Alcide Food Safety operations and engineering office and to recruit staff to replace engineering, design and startup services previously purchased from outside consultants.

    Interest, net was $36,187 for the quarter and $107,495 for the nine month period ended February 28, 2001 as compared to $60,372 and $201,742 for the respective periods a year ago. The decreased amounts of interest result essentially from lower investable cash resources this year as compared to the equivalent periods a year ago. Also, the quarter and nine month periods this year included $1,458 in interest expense, while no interest expense was incurred last fiscal year.

Liquidity and Capital Resources

    The Company's cash, cash equivalents and U.S. Treasury investments (included in long term investments and other assets) totaled $2,434,469 on February 28, 2001, an amount $137,490 higher than at the end of the previous fiscal year. The February 28, 2001 balance includes $1 million in cash resulting from a draw on the Company's $10 million line of credit.

    Net cash inflow provided by operating activities for the nine month period ended February 28, 2001 was $3,070,567, offsetting a $3,791,424 investment in the acquisition of equipment primarily to support the expanding food safety business, and $138,750 to purchase Alcide Common Stock, offset by $420,645 in cash realized from the exercise of stock options.

Outlook

  •
  Sanova Food Quality System

  The size of the Company's food antimicrobial business continues to expand. On March 31, 2001, 27 poultry processing plants, having an annual capacity of approximately 4.7 billion pounds of poultry and representing roughly 15% of the total U.S. chicken market, were utilizing the Sanova System to improve the quality of their product. The 27 plants are expected to generate annual sales of approximately $10 million. Five additional poultry plants have agreed to future Sanova System installation.

  In February, the Company began the commercialization of Sanova in the red meat industry. One beef plant began using Sanova for carcass disinfection in March. Four beef plants have signed agreements for use of Sanova on beef parts/trim prior to grinding and are expected to begin using Sanova early next fiscal year.

  •
  Animal Health and Surface Disinfectant Products

  The nine month sales increase of 16% vs. prior year is not necessarily projectable long term. Worldwide, the market for teat dip products shows very little growth dynamic because the number of dairy cows decreases as the quantity of milk production per cow increases. Growth, therefore, is dependent on entering new markets and in obtaining market share increases in markets currently served. In addition, the Company now faces direct competition from products similar to its products, UDDERgold® and UDDERgold® Plus, in key market areas. The assumption going forward is that the market characteristics will result in essentially flat year-to-year sales.

ITEM 3.  Legal Proceeding

    None reportable.

PART II.

OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

    None.

SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCIDE CORPORATION The Registrant
Date: April 12, 2001	By:	/s/ JOHN P. RICHARDS John P. Richards President Chief Financial Officer

QuickLinks

ALCIDE CORPORATION INDEX
ALCIDE CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS
ALCIDE CORPORATION UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
ALCIDE CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
ALCIDE CORPORATION UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
ALCIDE CORPORATION NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
PART I.
PART II. OTHER INFORMATION
SIGNATURE