Form 10-K405
period 2001-05-31
ALCIDE CORP
filed 2001-08-16
CIK 708484

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended: May 31, 2001 Commission file number 0-12395

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from                to

Commission file number 0-12395

ALCIDE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2445061 (I.R.S. Employer Identification No.)
8561 154th Avenue NE, Redmond, Washington 98052 (Address of principal executive offices)

(425) 882-2555
(Registrant's telephone number, including Area Code)

    Securities Registered Pursuant to Section 12(b) of the Act:

None (Title of each class)	None (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: Common Stock—$.01 par value (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of voting stock held by non-affiliates of the Registrant on August 1, 2001 was approximately $68,965,000. On that date, there were 2,632,129 shares of common stock outstanding, net of Treasury Stock.

    Certain sections of Registrant's definitive Proxy Statement for its 2001 Annual Meeting of shareholders are incorporated by reference into Items 11, 12 and 13 of Part III hereof. Certain sections of Part l of this Form 10-K Annual Report are incorporated by reference into the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders.

PART I

ITEM 1. Business

A. Introduction

    Alcide® Corporation (the "Company") is a Delaware Corporation organized in 1983 which has its executive offices and research laboratories at 8561 154th Avenue NE, Redmond, Washington 98052.

    Alcide is engaged in the research, development and commercialization of unique chemical compounds having intense microbiocidal activity. The Company holds substantial worldwide rights to its discoveries through various patents, patent applications, trademarks and other intellectual property, technology, and know-how.

    This report includes forward-looking statements which involve risk and uncertainty including, without limitation, risk of dependence on patents and trademarks, third party suppliers, market acceptance of and demand for the Company's products, distribution capabilities, development of technology and governmental regulatory approval thereof. Sentences or phrases that use the words such as "believes," "anticipates," "hopes," "plans," "may," "can," "will," "expects," and others, are often used to flag such forward-looking statements, but their absence does not mean a statement is not forward-looking. Such statements reflect management's current opinion and are designed to help readers understand management's thinking. By their very nature, however, such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events.

B. Sales Development

    The Company presently sells antimicrobial products to the dairy, health care and food processing industries. Its products include: UDDERgold® Plus and UDDERgold® Germicidal Barrier Teat Dips, Pre-Gold® Germicidal Pre-Milking Teat Dip, and 4XLA® Pre- and Post-Milking Teat Dip to the dairy industry; Exspor® Sterilant-Disinfectant and LD® Disinfectant to the health care industry; and SANOVA® antimicrobial intervention to the food processing industry. The Company's sales to date have primarily been derived from UDDERgold Plus, UDDERgold and 4XLA teat dips, and SANOVA food antimicrobial.

    Total product sales for the fiscal year ended May 31, 2001 were $17,957,975. Export sales to international distributors, plus product exported by U.S. distributors to international markets accounted for $4,530,012, 25% of total sales.

  1. Dairy Industry

    Worldwide sales of dairy line products during fiscal year 2001 were $9,115,088 as compared with $8,121,376 in fiscal year 2000. In FY 2001 sales to the dairy industry accounted for 51% of the Company's total sales. Should there be a loss of the sales generated by dairy line products, it would have a material adverse effect on the Company.

  U.S. Dairy Industry

    In fiscal 2001, dairy industry sales in the United States were $4,585,076, 50% of total Alcide sales to the dairy industry.

  International Dairy Industry

    Alcide products are sold to the dairy industry in Canada, Latin American and Europe through a network of distributors. Sales to the international dairy industry were $4,530,012 in fiscal 2001, 50% of total sales to the dairy industry.

  Distributor Arrangements

    All Alcide sales to the dairy industry are to distributors who have contracted with the Company to distribute the Company's products. In each case the distributor purchases product from Alcide for resale to the end user. Loss of any of the Company's distributors can have a material impact on the Company's sales and earnings.

    On November 1, 1998 Alcide entered into a new four-year contract with IBA, Inc. to expand the IBA territory to cover the entire United States. Simultaneously, the Universal Marketing Services, Inc. (UMS) contract, which had covered the territories of the United Kingdom, Republic of Ireland and Spain, was amended to include the additional territories of Canada, Italy, Portugal and the Czech Republic as exclusive UMS territories, and the United States as nonexclusive UMS territory. Subsequently, during FY 2000, UMS began distribution on a nonexclusive basis in Argentina, Chile, Colombia, Greece, Japan, Taiwan and South Korea.

    In February, 2001 Alcide acquired the assets of UMS and hired two key managers from UMS to manage Alcide's udder care business. The impact of this acquisition is to remove UMS as a master distributor and to place Alcide in a direct distribution arrangement with distributors in territories formerly under UMS control.

  2. Food Processing Antimicrobials

    In May, 1997 the Company entered into an agreement with Novus International, Inc. for Novus' introduction and distribution of SANOVA antimicrobial to the poultry industry. Subsequently, effective December 1, 1998, Alcide assumed direct responsibility for distribution of SANOVA. In February, 2001 the Company began to commercialize SANOVA in the red meat industry. During fiscal 2002 Alcide intends to continue the expansion of SANOVA in both the red meat and poultry industries and to enter the fruit and vegetable processing industries, as well as the industry for sausage and comminuted meat.

    Alcide's fiscal 2001 sales have been predominately to the poultry industry and totaled $8,400,623, an increase of 116% over the $3,889,187 in fiscal 2000. It is expected that SANOVA will continue to be an important and growing contributor to the Company's sales and income expansion. Should there be a loss of sales to the food processing industries, or should growth fail to materialize, there would be a material adverse impact on the Company.

    On May 31, 2001, 28 poultry processing plants and one red meat plant were using SANOVA under contract with Alcide. In addition, Alcide has entered into contractual agreements for startup of seven poultry plants and five red meat processing plants during fiscal 2002. Additional contracts for SANOVA expansion are anticipated.

  3. Health Care Industry

    The Company markets a line of hard surface sterilants and disinfectants which kills microorganisms and helps reduce the potential for disease transmission via contaminated surfaces. The Company's LD disinfectant and Exspor Sterilant-Disinfectant offer users a combination of broad spectrum efficacy, speed and relative safety.

    Fiscal year 2001 sales of hard surface sterilants and disinfectants were $442,264, or 2% of total sales, as compared with $429,886 in fiscal year 2000.

  4. Industry Practices and Backlog Orders

    The Company's invoice terms for the dairy and health care industries conform to those in the chemical industry in general, which are: domestic-30 days, export-60 days.

    Alcide had $803,731 of firm orders on May 31, 2001 for future delivery to the dairy industry distributors as compared to orders for future delivery at May 31, 2000 of $754,040. The Company's distributors typically place orders one to four months in advance.

    The Company's invoice terms, product pricing and delivery for food processing antimicrobials are based on contracts with each processor, which typically cover two to four years. Under the terms of the agreements Alcide provides inventory to the processors. The inventory is used on demand and billing by Alcide is determined at the end of each month based on the previous month's amount of product processed. Payment is due 15 days after billing.

C. Research and Product Development

    During fiscal year 2001 the Company's efforts continued to be focused primarily on the development of new and improved formulations for the Company's established animal health business, obtaining regulatory approval for the use of SANOVA in expanded food markets and on testing directed at the optimization of SANOVA performance in new use areas.

    Substantially all of the research and product development activities conducted by the Company during fiscal 2001 were funded by the Company. It is expected that research and development programs during fiscal 2002 will again be funded primarily by the Company and conducted under the Company's direct supervision, either in its own laboratories, in contract laboratories or, in the case of food antimicrobials, in commercial plant environments.

    The immediate potential for expansion of SANOVA technology in the poultry, red meat and other markets has caused the Company to direct R&D resources to this growing opportunity while maintaining product superiority and market share stability for Alcide's established udder care products. No further effort has been expended on the development of Alcide's human preoperative skin antiseptic and anti-infective oral care products.

    While many of the research and development programs undertaken by the Company, and described hereafter, give evidence of possible success, the nature of research, coupled with the necessity for regulatory approval, is such that there can be no assurance of ultimate program success or that any resulting product will be commercially successful.

  1. Food Disinfection

    During fiscal 2001 the Company's primary focus has been on the optimization of a purpose designed application system for the treatment of red meat parts and trim to ensure maximal performance under real world use conditions and production volumes. This program was successfully completed by the end of calendar year 2000, allowing the commercialization of this system during the second half of the fiscal year. During the commercial introduction of this new system, the need for additional performance validation testing on a plant-by-plant basis became evident, necessitating the redirection of a significant amount of effort into this activity. As a result of these efforts, a substantial body of information has been developed on the antimicrobial impact of SANOVA on commercial meat grinding operations and the overall acceptability of SANOVA treated comminuted meats. It is felt that all of this effort will be directly beneficial to and have positive impact on the Company's activities in expanding SANOVA use onto other red meat products (pork and sheep meats) plus poultry parts post-chill.

    Integral to the commercial launch of the SANOVA process for red meat parts was the Company's success during FY 2001 in obtaining U.S. Department of Agriculture (USDA) approval and recognition that "no-labeling" is required for treated product. In addition, the company successfully concluded approvals with the U.S. Food and Drug Administration (FDA) and USDA for the use of SANOVA on post-chill poultry parts, trim and organs and for comminuted and formed ready-to-eat meat products (hotdogs, frankfurters, bologna etc.). Significant new approvals were also obtained during FY 2001 from the U.S. Environmental Protection Agency (EPA) permitting the use of SANOVA on intact fruits and vegetables in the commercial processing environment, as well as in the home, and on food contact surfaces as a general purpose sanitizer.

    During fiscal 2002 the SANOVA food safety R&D program will continue to focus on commercial plant optimization testing related to new use areas. Specifically, efforts will be significantly directed towards the optimization of several major use opportunities in the fruit and vegetable markets.

    The Company will also continue to focus its regulatory activity on obtaining a new food additive approval from FDA for expanded opportunities in the processed fruits and vegetables market. Efforts will also be focused on expanding current EPA clearances for the use of SANOVA on intact fruits and vegetables to include claims for pathogen reduction and for use on produce prior to entry into processing plants.

  2. Animal Health Products

    The primary R&D focus during fiscal 2001 was on the continued development of new products which enhance the performance of our line of teat dips and on the regulatory filings required to obtain launch approval for these products.

    Maintenance of the Company's regulatory filings for the udder care product range outside the United States continues as an important element of Alcide's udder care strategy. During fiscal 2001 the majority of the product registrations previously held either in the name of ABS Global, Inc. or its sub-distributors were retrieved and returned to Alcide ownership.

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

Patents—The Company owns the following eighteen issued United States patents:

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

8)
U.S. Patent No. Re. 37,263 "Anti-inflammatory Formulations for Inflammatory Diseases"

9)
U.S. Patent No. 5,389,390 "Process for Removing Bacteria from Poultry and Other Meats"

10)
U.S. Patent No. 5,597,561 "Adherent Disinfecting Compositions and Method of Use in Skin Disinfection"

11)
U.S. Patent No. 5,628,959 "Composition and Method for Sterilizing Dialyzers"

12)
U.S. Patent No. 5,651,977 "Adherent Disinfecting Compositions and Methods Related Thereto"

13)
U.S. Patent No. 5,667,817 "Method and Composition for the Prevention and Treatment of Female Lower Genital Tract Microbial Infections"

14)
U.S. Patent No. 5,772,985 "Composition and Methods for Treatment of Skin Lesions"

15)
U.S. Patent No. 6,063,425 "Method for Optimizing the Efficacy of Chlorous Acid Disinfecting Sprays for Poultry and Other Meats"

16)
U.S. Patent No. 6,096,350 "Compositions and Methods for Prevention and Treatment of Diseases Associated With Honey Bees"

17)
U.S. Patent No. 6,120,731 "Frozen Chlorine Dioxide-Containing Composition and Methods Related Thereto"

18)
U.S. Patent No. 6,123,966 "Stabilized Two-Part Disinfecting System and Compositions and Methods Related Thereto"

    Six additional U.S. patent applications are pending. Numerous corresponding foreign applications are issued or pending.

    The Company's original patent, U.S. Patent No. Re. 31,779, expired in the United States on April 18, 1995. That patent was directed to disinfecting a substrate using a lactic acid/sodium chlorite composition. The Company's second patent, U.S. Patent No. 4,330,531, expired in the United States on May 18, 1999, and was directed to a lactic acid/sodium chlorite gel formulation.

    Trademarks—The Company has sought to acquire trademark protection, primarily by the filing of applications for registration of its marks in a large number of countries. There can be no assurances that a filed application will result in a registration; that the issuance of a trademark registration to the Company or the acquisition of rights through use will provide the Company with adequate protection against infringement in a selected territory; that the Company will be able to expand its product line under a registered mark in some territories; or, that the Company's trademark rights cannot be terminated in some territories such as by petition by others claiming superior rights.

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

    In addition to the Company's mark Alcide®, the other Company marks registered in the U.S. are SANOVA®, Exspor®. LD®, UDDERgold®, 4XLA®, Pre-Gold®, DIPPINgold® and silverQUICK®.

    These same marks have been registered outside of the U.S. in markets where the Company has determined that there is a commercial opportunity for the appropriate product area. For translation reasons, the mark DIPPINguld® has been determined to be more appropriate than DIPPINgold® in certain foreign countries. Therefore, the spelling variant DIPPINguld® has been registered in Denmark, Norway, Finland and Sweden.

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

    The market for disinfection of food products is dynamic and rapidly emerging as a result of consumer concern and U.S. Government regulatory activity. A number of technologies are directed at reduction of food borne pathogens. Of these, trisodium phosphate is used within the poultry processing industry in a manner similar to the Company's product, SANOVA. Chlorine dioxide and ozone have been tested in poultry chiller waters but have not been broadly accepted by the industry. Irradiation technology has been approved by USDA and FDA but is not broadly used by the poultry or red meat industries and, in the limited cases where irradiation is used, the process involves a secondary treatment outside the processing plant. Steam, hot water and organic acid rinses are broadly used in the red meat industry on carcasses prior to chilling for pathogen control. Ultra high pressure technology is being used in the fruit juice industry for pasteurization and potentially may be utilized in the future as an antimicrobial intervention for sausage and other processed food products. Peroxi-acetic acid has been tested on red meat and poultry carcasses and is expected to enter the marketplace to compete in these categories. Cetylpyridinium chloride and other chemical intervention technologies may at some point in the future compete with SANOVA. The Company is not aware of any established competing products for post-chill pathogen control application to either red meat or poultry products. However, market conditions within the food processing industry are such that additional competition is likely.

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

  2. Food Processing Antimicrobials

  a.
  Poultry

    The Company's Food Additive Petition for pre-chill use of SANOVA was approved by FDA in April, 1996 and by USDA in January, 1998. Additional approval for use of the product in Canada was received in September, 1999. The product is now actively marketed and is being utilized by a number of major poultry processing companies.

    In May, 2001 the Company's Food Additive Petition for post-chill use of SANOVA on poultry was approved by the Food and Drug Administration and by USDA.

  b.
  Red Meats

    The Company's Food Additive Petition was approved by FDA in March, 1998 and subsequently by USDA in February, 2000. In February, 2001 the Company resolved labeling issues with USDA, which determined that use of SANOVA as a post-chill operation on beef would not require supplemental product labeling. This event enabled the Company to begin product commercialization.

    SANOVA use on cooked, ready-to-eat sausages and comminuted meats was approved by FDA and USDA in June, 2001. Commercialization of SANOVA technology in this field is expected to begin in fiscal 2002.

  c.
  Fruits and Vegetables

    In December, 1998 Alcide submitted a Food Additive Petition to the Food and Drug Administration for the use of SANOVA on raw agricultural commodities (fruits and vegetables). The petition was approved in September, 1999. The Environmental Protection Agency (EPA) concurrently stated that it intended to exert its regulatory authority over this area. Subsequently, in March, 2001 EPA granted its approval for use of SANOVA for use on intact fruits and vegetables in processing plants. The limited definition of EPA's approval prevents sale of SANOVA as an antimicrobial intervention for the majority of the produce industry. The Company continues to work with EPA to broaden its approval and believes that it will be successful in this regard.

  3. Sterilants/Disinfectants

    The Company's line of hard surface sterilants and disinfectants are regulated in the U.S. by the EPA and FDA. Appropriate EPA and FDA approvals for sale and manufacturing have been obtained.

H. Employees

    The corporate office and laboratory staff of 21 employees occupy a 6,751 square foot leased facility in Redmond, Washington. Alcide's engineering, operations and maintenance staff of 16 employees occupy a 6,240 square foot leased office and warehouse facility in St. Louis, Missouri. In addition, the Company employees 5 field maintenance employees, 2 SANOVA technical representatives and 2 sales management/marketing employees, all located in the midwest, southeast and northeast U.S.

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

ITEM 2. Properties

    The Company's SANOVA food antimicrobial is stored, mixed and applied on site at each customer's plant by means of equipment owned by Alcide. Alcide's aggregate cost for equipment at processing plants on May 31, 2001 was $11.9 million. Each new plant utilizing the SANOVA System will require an investment estimated at between $150,000 and $500,000, depending on plant size.

ITEM 3. Legal Proceeding

    None.

ITEM 4. Submission of Matters to a Vote of Security Holders

    On July 19, 2001 the Board of Directors of the Company unanimously approved the "2001 Stock Incentive Plan", which Plan will be submitted to shareholders for their approval at the scheduled October 16, 2001 Annual Meeting.

    The purpose of the Alcide Corporation 2001 Stock Incentive Plan is to enhance the long term shareholder value of Alcide Corporation by offering opportunities to employees to participate in the Company's growth and success, to encourage them to remain in the service of the Company and to acquire and maintain stock ownership in the Company.

    The Plan is summarized in the Company's definitive Proxy Statement for the 2001 Annual Meeting of shareholders and is incorporated herein by reference.

PART II

ITEM 5. Market for the Registrant's Common Stock and Related Stockholder Matters

    The Company's common stock ("Common Stock") has been publicly traded since May 26, 1983 in the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol ALCD.

    The following table sets forth the range of the Common Stock on NASDAQ for the fiscal quarters indicated, as reported by NASDAQ.

Common Stock	High		Low
Year ended May 31, 2000
First Quarter	20		12
Second Quarter	15		10	1/2
Third Quarter	24	9/16	11	3/8
Fourth Quarter	23	3/4	11	1/4
Year ended May 31, 2001
First Quarter	19	7/8	13	1/2
Second Quarter	37		14	1/16
Third Quarter	33		21	1/2
Fourth Quarter	34	1/2	19	11/16

    No dividends were declared or paid for these periods.

    Prices represent final daily transactions between dealers without retail mark-up, mark-down or commissions, and may not represent actual transactions.

    On August 1, 2001, there were approximately 1,474 Common stockholders of record.

ITEM 6. Selected Financial Data

	Fiscal Years Ended
	May 31, 1997	May 31, 1998	May 31, 1999	May 31, 2000	May 31, 2001
Net sales	$11,768,504	$12,998,952	$11,220,528	$12,440,449	$17,957,975
Net income (loss)	2,881,295	3,222,723	(974,463)	(447,073)	1,537,525
Diluted earnings (loss) per common share and equivalents	1.04	1.16	(.38)	(.18)	.58
Total assets	15,113,672	16,369,337	15,619,987	14,530,321	19,002,600
Long Term debt	—	—	—	—	—
Redeemable Preferred Stock	233,105	212,936	190,377	190,377	190,377

Selected Quarterly Financial Data for the Years Ended May 31, 2000 and May 31, 2001

	Net Sales	Gross Profit	Net Income (Loss)	Net Income (Loss) per Share
Year Ended May 31, 2000
1st Quarter	$2,674,398	$982,690	$(394,324)	$(.16)
2nd Quarter	2,960,821	1,092,036	(199,951)	(.08)
3rd Quarter	2,875,063	1,239,623	(57,406)	(.02)
4th Quarter	3,930,167	1,682,382	204,608.08

Total for Year	$12,440,449	$4,996,731	$(447,073)	$(.18)

Year Ended May 31, 2001
1st Quarter	$4,246,569	$2,227,310	$381,431	$.15
2nd Quarter	4,692,638	2,551,016	606,481.23
3rd Quarter	4,158,786	2,107,113	251,520.09
4th Quarter	4,859,982	2,154,668	298,093.11

Total for Year	$17,957,975	$9,040,107	$1,537,525	$.58

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Fiscal Year 2001 as Compared with 2000

Net Sales

    Fiscal year 2001 net sales of $17,957,975 were $5,517,526, 44% higher than fiscal year 2000 sales.

    Sales of SANOVA food antimicrobial for fiscal 2001 were $8,400,623, an increase of $4,511,436, 116% vs. SANOVA sales during the preceding fiscal year. Twenty-eight poultry plants, processing approximately five billion pounds of poultry annually and representing roughly 16% of the total chicken market, were utilizing the SANOVA System to improve the quality of their product at fiscal year end. One beef plant was using the SANOVA System at fiscal year end.

    The Company's animal health and surface disinfectant sales for the 12 month period ended May 31, 2001 were $9,557,352, an increase of $1,006,090, 12% over fiscal 2000. The sales increase occurred primarily through increased sales to the Company's established distributors.

Cost of Goods Sold

    Cost of goods as a percentage of sales was 50% for the 12 month period ended May 31, 2001, a decrease of ten points from the 60% of net sales for the same period last year. Cost of goods for the animal health and surface disinfectant business segment were at 41% in both fiscal 2000 and fiscal 2001. SANOVA cost of goods as a percentage of sales improved substantially from 102% to 59% from FY 2000 to FY 2001, and this growing business segment accounted for the entire improvement in cost of goods as a percentage of sales. (See Segment Reporting, page 29).

Research and Development Expense

    Research and development expenses of $1,792,669 for the 12 month period ended May 31, 2001 were roughly equal to fiscal 2000 R&D expenses of $1,795,253.

Selling, General/Administrative Expense

    Other selling, general and administrative expenses of $4,938,541 for fiscal 2001 were $883,804, 22% higher than for fiscal 2000. The increase reflects the addition of new employees to support the Company's 44% sales increase.

Interest Income, Net

    Interest income, net was $121,104 for fiscal 2001, an amount $131,015 lower than in fiscal 2000. The decreased amounts of interest result essentially from lower investable cash resources in fiscal 2001 as compared to the previous fiscal year, and also to interest expense of $18,229, while no such interest expense was incurred last fiscal year.

Income Taxes

    The Company accounts for income taxes using the liability method. Under this method income taxes are recorded at the expected statutory state and Federal rates, less permanent reductions the Company expects will be applicable to its operations. See notes to financial statements. During fiscal 2001 the Company recorded income tax expense of $825,360 at an effective tax rate of 34.9%, as compared to an income tax benefit recorded for fiscal 2000 in the amount of $229,510 at an estimated effective rate of 34% of the pre-tax loss incurred in fiscal 2000.

    The Company expects its effective tax rate for fiscal 2002 to be approximately 35% of pre-tax income.

Liquidity

    The Company's cash, cash equivalents, short-term investments and U.S. Treasury instruments ($501,253 included in the Company's balance sheet under long term investments and other assets) totaled $2,332,782 on May 31, 2001, an amount slightly higher than the $2,296,979 at the end of the previous fiscal year. During fiscal 2001, net cash provided by operating activities was $4,347,025. An additional $1 million was generated through a draw on the Company's $10 million line of credit. These cash resources were used for the acquisition of equipment and leasehold improvements totaling $5,215,517, primarily for expansion of the SANOVA business segment. In addition, the Company purchased the assets of its former distributor, Universal Marketing Services, Inc., for a cash purchase price of $1,523,288, $422,795 of which was recorded as goodwill.

    Alcide has signed contracts with poultry and beef processing plants for SANOVA Systems to be installed in FY 2002 which will cost approximately $3.7 million. As of May 31, 2001, the Company has already purchased $922,000 of the amount required which has been recorded as construction in progress.

Outlook

  •
  SANOVA Food Quality System
  Management expects that the size of the Company's food antimicrobial business will continue to expand. During fiscal 2001 the number of plants utilizing the System increased from 18 at the start of the year to 29 at year end. The annualized effect of the 11 plant increase is expected to cause sales to increase further in fiscal 2002. In addition, the Company expects to add new customers during fiscal 2002. As of July 31, Alcide had contracts for future installation of SANOVA Systems at five red meat plants and at eight poultry plants.

  •
  Animal Health and Surface Disinfectant Products
  The worldwide market for animal health products is essentially static. The worldwide dairy herd is decreasing slightly as cows become more productive, partly through the increased use of mastitis prevention products such as those marketed by Alcide. In addition, the Company now faces direct competition from products similar to its products UDDERgold and UDDERgold Plus. Despite these conditions, management believes that the market position enjoyed by its products, coupled with the Company's distribution network, will enable Alcide to maintain or improve its level of udder care sales in fiscal 2002.

Fiscal Year 2000 as Compared with 1999

  Net Sales

    Fiscal year 2000 net sales of $12,440,449 were $1,219,921 higher than fiscal year 1999 sales which included a nonrecurring contractual minimum payment of $1,136,703 from the Company's former SANOVA distributor, Novus International, Inc.

    Sales of SANOVA to the poultry industry were $3,889,187 for the 12 month period, as this new Alcide business expanded rapidly during the fiscal year. There were 5 poultry processing plants utilizing Alcide's SANOVA System at the start of fiscal 2000 and 18 plants utilizing the System at fiscal year end.

    The Company's animal health and surface disinfectant sales for the 12 month period were $8,551,262 vs. $9,681,641 for the previous fiscal year.

  Cost of Goods Sold

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

  Royalty Obligations

    In May, 1999 the Company reached agreement with royalty rights holders to settle their claim to all past and future royalties for a one-time payment of $2,212,512, resulting in royalty expense for the year of $2,412,994. As a result of the settlement, no royalties were paid during fiscal 2000.

  Research and Development Expense

    Research and development expenses of $1,795,253 for the 12-month period ended May 31, 2000 were $487,924 lower than for the 12-month period last year. Fiscal 1999 R&D expenses included $317,000 in costs associated with the negotiated termination of the Company's contract with Novus International, Inc. The balance of the year-to-year difference results primarily from reduction in plant validation testing associated with introduction of SANOVA to the poultry industry.

  Selling, General/Administrative Expense

    Other selling, general and administrative expenses of $4,054,737 for fiscal 2000 were $681,704 higher than for fiscal 1999. The increase reflects the addition of new employees to support the Company's expanding business ($304,277), increased engineering costs to improve the SANOVA Food Quality System ($285,542) and increased travel expenses ($183,692) offset by decreased legal costs ($85,752).

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

  Liquidity

    The Company's cash, cash equivalents and U.S. Treasury investments ($502,255 included in the accompanying balance sheet under long term investments and other assets) totaled $2,296,979 on May 31, 2000, an amount $4,598,147 lower than at the end of the previous fiscal year. During fiscal 2000 net cash provided by operating activities was $742,438 (see Consolidated Statements of Cash Flows, page 27). This was offset by acquisition of equipment and leasehold improvements primarily related to installation of SANOVA Systems at poultry plants totaling $4,990,842, by the repurchase of Alcide Common stock for Treasury for $397,555 and by the redemption of Class "A" Preferred stock for $46,130. The exercise of stock options contributed cash of $94,944.

ITEM 8. Financial Statements and Supplementary Data

    Reference is made to pages 12 and 24 through 37 of Form 10-K.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

    None.

PART III

ITEM 10. Directors and Executive Officers

    Pursuant to the Company's by-laws, Directors are elected to a one-year term of office by the shareholders of the Company at its Annual Meeting.

    Information regarding the Directors and Executive Officers of the Company as of May 31, 2001 is listed in the following table:

Name	Age	Positions with the Company and Principal Occupation or Employment during the past Five Years	Director or Executive Officer Since
Thomas L. Kempner	74	Director of the Company; Chairman of the Board of Directors from 1990 until April, 2001; Chairman and Chief Executive Officer of Loeb Partners Corporation, a private investment banking firm, since 1979. Presently serves as a director on the following boards: IGENE Biotechnology, Inc.; Roper Starch Worldwide, Inc.; Intermagnetics General; Northwest Airlines, Inc. (Emeritus); CCC Information Services Group, Inc.; Evercel, Inc.; Fuel Cell Energy, and Insight Communications Company, Inc.	1983
Joseph A. Sasenick	61	Director of the Company; Chairman of the Board of Directors and Chief Executive Officer since April, 2001; President and Chief Executive Officer of the Company from February, 1992 until April of 2001; President and Chief Operating Officer of the Company from February, 1991 to February, 1992. Chief Executive Officer and Chairman of the Board of Alcide Food Safety, Inc. since January, 1999. Presently serves on the Board of Directors of the Washington Biotechnology and Biomedical Association, Genespan Corporation and the Technology Alliance, a special program of the Greater Seattle Chamber of Commerce. Previously held senior management positions at Abbott Laboratories and The Gillette Company.	1991
William G. Spears	63	Director of the Company. Principal of Spears Grisanti & Brown LLC since July 1, 1999. Chairman of Key Asset Management, the investment advisory subsidiary of KeyCorp 1996—2001. Presently serves on the Board of Directors of United Health Group and Avatar Holdings, Inc. Also serves as Chairman, Quinnipiac University, Life Trustee, Choate Rosemary Hall and Life Trustee, HealthCare Chaplaincy.	1989

Kenneth N. May	70	Director of the Company. Retired in August, 1989 as Chairman, Chief Executive Officer and a director of Holly Farms Foods, Inc., completing 19 years with that company. Previously held positions as Professor of Poultry Science at Mississippi State University and the University of Georgia. Former technical advisor and consultant to the National Chicken Council on food safety matters; and serves on the Board of Directors of Embrex, Inc. Dr. May has been active in the Poultry Science Association and the National Chicken Council, and has served on various committees for the USDA.	1995
John P. Richards	59	President since April, 2001; Chief Financial Officer and Secretary since 1991; Executive Vice President from 1991 until 2001; President Alcide Food Safety since January, 1999. President of Tartan Marine Company from June, 1983 to November, 1990. Previously held various financial and operational management positions at Abbott Laboratories from 1968 to 1983.	1991
G. Kere Kemp	51	Executive Vice President, Chief Scientific Officer of the Company; previously Director, Animal Health Research and Vice President, Clinical Research. Prior to employment at Alcide, worked for Pfizer, Inc. animal health group for sixteen years in various research and management positions.	1992
James L. Winter	50	Corporate Vice President and General Manager, Animal Health SBU. Prior to employment at Alcide, served as General Manager and Chief Operating Officer of Universal Marketing Services, Inc. Previously worked for ABS Global, Inc. for 23 years in various sales, marketing and management positions.	2001

ITEM 11. Executive Compensation

    This information is incorporated by reference from the Section captioned "Executive Compensation" contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

    This information is incorporated by reference from the Section captioned "Share Ownership by Directors, Executive Officers and Certain Beneficial Owners" contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions

    This information is incorporated by reference from the Section captioned "Certain Transactions" contained in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Documents filed with Report:

  1.
  Consolidated Financial Statements

      Independent Auditors' Report.

      Consolidated Balance Sheets as of May 31, 2000 and May 31, 2001.

      Consolidated Statements of Operations for each of the years ended May 31, 1999, May 31, 2000 and May 31, 2001.

      Consolidated Statements of Changes in Shareholders' Equity for each of the years ended May 31, 1999, May 31, 2000 and May 31, 2001.

      Consolidated Statements of Cash Flows for each of the years ended May 31, 1999, May 31, 2000 and May 31, 2001.

    2.
    Financial Statement Schedule

      Notes to Consolidated Financial Statements.

      Selected Quarterly Financial Data for the years ended May 31, 2000 and May 31, 2001, on Page 12.

    3.
    Exhibits

      See Index to Exhibits on Page 21.

  (b)
  Reports on Form 8-K.

      None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCIDE CORPORATION (Registrant)
By	/s/ JOSEPH A. SASENICK Joseph A. Sasenick, Chairman, Chief Executive Officer
By	/s/ JOHN P. RICHARDS John P. Richards President, Chief Financial Officer (Principal Accounting Officer)

Date: August 15, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ THOMAS L. KEMPNER Thomas L. Kempner	Director	August 15, 2001
/s/ KENNETH N. MAY Kenneth N. May	Director	August 15, 2001
/s/ JOSEPH A. SASENICK Joseph A. Sasenick	Director, Chairman, Chief Executive Officer	August 15, 2001
/s/ WILLIAM G. SPEARS William G. Spears	Director	August 15, 2001

INDEX TO EXHIBITS

Exhibit No.
3.1	Certificate of Incorporation (previously filed as an exhibit to Registration Statement No. 2-79954 on Form S-1 filed October 22, 1982, and incorporated herein by reference).
3.2	By-Laws (previously filed as an exhibit to Form 10-K of the Registrant for the fiscal year ended May 31, 1984 and incorporated herein by reference).
10.3	1983 Incentive Stock Option Plan as amended (previously filed as an exhibit to form 10-K of the Registrant for the fiscal year ended May 31, 1984, and incorporated herein by reference).
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
10.24
Distributor Agreement by and between the Company and Ingenieursbureau Ir. P.C. Heemskerk b.v., dated June 1, 1997, covering territories of The Netherlands, Denmark, Belgium, Germany, Luxembourg, Sweden and Finland (previously filed as an exhibit to Form 10-Q of the Registrant for the quarter ended February 28, 1998, and incorporated herein by reference).
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
10.30
Transfer of Assets and Assignment of Contracts by and between the Company and Novus International, Inc. dated November 11, 1998 (previously filed as an exhibit to Form 10-Q of the Registrant for the quarter ended November 30, 1998, and incorporated herein by reference).
23.1	Consent of Independent Public Accountants.

ARTHUR ANDERSEN LLP

Report of Independent Public Accountants

To the Board of Directors and Shareholders of Alcide Corporation:

We have audited the accompanying consolidated balance sheets of Alcide Corporation (a Delaware Corporation) and subsidiary as of May 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alcide Corporation and subsidiary as of May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States.

    /s/ Arthur Andersen LLP

Seattle, Washington
June 29, 2001

Alcide Corporation

Consolidated Balance Sheets

	May 31,
	2000	2001
Assets:
Current assets:
Cash and cash equivalents	$1,794,723	$839,103
Short-term investments	—	992,426
Accounts receivable—trade	2,486,046	2,627,810
Inventory	1,404,090	2,034,348
Deferred and prepaid income taxes	—	851,231
Components and spare parts	449,058	458,203
Prepaid expenses and other current assets	238,651	357,481

Total current assets	6,372,568	8,160,602

Equipment and leasehold improvements:
Sanova plant assets	7,328,694	10,953,012
Construction in progress	36,764	1,330,900
Office equipment	282,673	463,848
Laboratory, manufacturing equipment and vehicles	169,136	285,024
Leasehold improvements	73,483	73,483
Less: Accumulated depreciation and amortization	(1,437,892)	(3,376,710)

Total equipment and leasehold improvements, net	6,452,858	9,729,557
Deferred income tax asset	1,102,331	55,305
Goodwill and other intangibles, net	—	478,807
Long term investments and other assets	602,564	578,329

Total Assets	$14,530,321	$19,002,600

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$594,454	$1,166,819
Accrued expenses	376,747	635,506
Line of credit payable	—	1,000,000

Total current liabilities	971,201	2,802,325

Long term payable to Novus	158,000	—

Total liabilities	1,129,201	2,802,325

Commitments and Contingencies
Redeemable Class "B" Preferred Stock—noncumulative convertible $.01 par value; authorized 10,000,000 shares; issued and outstanding:
May 31, 2000—72,525; May 31, 2001—72,525	190,377	190,377

Shareholders' equity:
Class "A" Preferred Stock—no par value; authorized 1,000 shares; issued and outstanding:
May 31, 2000—138; May 31, 2001—138	18,636	18,636
Common Stock $.01 par value; authorized 100,000,000 shares; issued and outstanding:
May 31, 2000—2,904,068; May 31, 2001—3,007,819	29,040	30,078
Treasury stock at cost	(7,254,248)	(7,283,165)
Additional paid-in capital	19,832,668	21,122,177
Retained earnings	584,647	2,122,172

Total Shareholders' Equity	13,210,743	16,009,898

Total Liabilities and Shareholders' Equity	$14,530,321	$19,002,600

See notes to financial statements.

Alcide Corporation

Consolidated Statements of Operations

	For the Years Ended May 31,
	1999	2000	2001
Net Sales	$11,220,528	$12,440,449	$17,957,975
Expenditures:
Cost of goods sold	4,903,772	7,443,718	8,917,868
Royalty expense	2,412,994	—	—
Research and development expense	2,283,177	1,795,253	1,792,669
Consulting expense to related parties	100,000	96,000	96,000
Selling, general/administrative	3,373,033	4,054,737	4,938,541

	13,072,976	13,389,708	15,745,078

Operating income (loss)	(1,852,448)	(949,259)	2,212,897
Interest income and expense, net	557,669	252,119	121,104
Other income	—	20,557	28,884

Income (loss) before (provision) benefit for income taxes	(1,294,779)	(676,583)	2,362,885
(Provision) benefit for income taxes	320,316	229,510	(825,360)

Net income (loss)	$(974,463)	$(447,073)	$1,537,525

Basic earnings (loss) per common share	$(.38)	$(.18)	$.60

Diluted earnings (loss) per common share and equivalents	$(.38)	$(.18)	$.58

Weighted average common shares outstanding	2,550,312	2,518,767	2,572,898
Weighted average common shares & common share equivalents	2,550,312	2,518,767	2,655,117

See notes to financial statements.

Alcide Corporation

Consolidated Statements of Changes in Shareholders' Equity

	Class "A" Preferred Stock		Common Stock		Additional Paid in Capital	Common Treasury Stock		Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance May 31, 1998	1,000	$135,307	2,872,313	$28,723	$19,559,369	(309,165)	$(6,125,794)	$2,006,183	$15,603,788
Redeem Class "A" Preferred	(406)	(54,870)			13,913				(40,957)
Exercise of Stock Options			16,655	166	109,581				109,747
Purchase Treasury Stock, Net						(51,973)	(813,956)		(813,956)
Tax Benefit from Exercise of Stock Options					19,367				19,367
Net Loss								(974,463)	(974,463)

Balance May 31, 1999	594	$80,437	2,888,968	$28,889	$19,702,230	(361,138)	$(6,939,750)	$1,031,720	$13,903,526
Redeem Class "A" Preferred	(456)	(61,801)			15,671				(46,130)
Exercise of Stock Options			15,100	151	94,793				94,944
Purchase Treasury Stock, Net						(23,287)	(314,498)		(314,498)
Tax Benefit from Exercise of Stock Options					19,974				19,974
Net Loss								(447,073)	(447,073)

Balance May 31, 2000	138	$18,636	2,904,068	$29,040	$19,832,668	(384,425)	$(7,254,248)	$584,647	$13,210,743
Exercise of Stock Options			90,263	903	465,940				466,843
Purchase Treasury Stock						(5,000)	(138,750)		(138,750)
Transferred Stock to ESOP						8,466	109,833		109,833
Tax Benefit from Exercise of Stock Options					498,764				498,764
Stock Issued for Officers' Bonuses			13,488	135	225,265				225,400
Issued Stock Warrants					99,540				99,540
Net Income								1,537,525	1,537,525

Balance May 31, 2001	138	$18,636	3,007,819	$30,078	$21,122,177	(380,959)	$(7,283,165)	$2,122,172	$16,009,898

See notes to financial statements.

Alcide Corporation

Consolidated Statements of Cash Flows

	For the Years ended May 31,
	1999	2000	2001
Cash Flows from Operating Activities:
Net income (loss)	$(974,463)	$(447,073)	$1,537,525
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	205,499	1,030,075	1,938,818
Amortization of investment discounts/premiums/goodwill	(76,246)	1,002	44,530
Stock bonus to officers	—	—	225,400
Common Stock issued to directors, consultants and the employee stock ownership plan	70,998	83,057	109,833
Tax benefit from exercise of stock options	19,367	19,974	498,764
Deferred income taxes	(576,680)	(240,033)	292,155
Decrease (increase) in assets:
Accounts receivable—trade	8,347	(226,129)	(141,764)
Inventory	(710,617)	660,397	(630,258)
Prepaid income taxes	(615,000)	615,000	(96,359)
Components and spare parts	(134,692)	(314,366)	(9,145)
Prepaid expenses and other current assets	36,555	(61,937)	(136,884)
Long term investments and other assets	(113,981)	19,354	23,232
Increase (decrease) in liabilities:
Accounts payable	528,133	(203,480)	572,365
Accrued expenses and taxes payable	129,338	(35,403)	258,759
Payable to Novus	316,000	(158,000)	(158,000)

Net cash provided by (used in) operating activities	(1,887,442)	742,438	4,328,971

Cash Flows from Investing Activities:
Purchase of short-term investments	—	—	(974,372)
Redemption of investments	3,860,000	—	—
Goodwill and other intangibles	—	—	(422,795)
Acquisition of equipment and leasehold improvements	(2,586,184)	(4,990,842)	(5,215,517)

Net cash provided by (used in) investing activities	1,273,816	(4,990,842)	(6,612,684)

Cash Flows from Financing Activities:
Purchase of Alcide Common Stock	(884,954)	(397,555)	(138,750)
Redemption of Class "A" Preferred Stock	(40,957)	(46,130)	—
Redemption of Class "B" Preferred Stock	(22,559)	—	—
Borrow on line of credit	—	—	1,000,000
Exercise of stock options	109,747	94,944	466,843

Net cash provided by (used in) financing activities	(838,723)	(348,741)	1,328,093

Net decrease in cash and cash equivalents	(1,452,349)	(4,597,145)	(955,620)
Cash and cash equivalents at beginning of year	7,844,217	6,391,868	1,794,723

Cash and cash equivalents at end of year	$6,391,868	$1,794,723	$839,103

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	—	—	$18,229
Cash paid during the year for income taxes	$976,997	$1,600	$130,800

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

2.  Summary of Significant Accounting Policies:

    a.  Revenue Recognition: Sales to the poultry industry are determined by the number of birds or pounds treated at each processor. Alcide owned inventory is maintained at each customer processing site. Sales are recognized during the month in which inventory is used to disinfect customer's product. Animal health and disinfectant sales are recorded at the time of shipment to distributors or to end users.

    The Company provides a limited warranty to its distributors which limits the Company's obligation to replacement of defective product. Such replacements have for the past several years been less than .1% of net sales.

    b.  Cash and cash equivalents consist of short-term interest-bearing instruments and money market accounts redeemable on demand with maturity of 90 days or less at time of purchase.

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

    d.  Litigation Expense: The expected costs to defend the Company in lawsuits filed against it are recorded in the period in which the Company becomes aware of the action. No such suits were filed against the Company in fiscal 2001.

    e.  Costs of advertising, product promotion and trade shows are expensed as incurred. Amounts expensed in FY 2001, FY 2000 and FY 1999 were $158,929, $64,186 and $24,488 respectively.

    f.  Normal repair and maintenance costs that do not extend the useful life of a capital asset are expensed as incurred. Spare parts required for SANOVA plant maintenance are expensed when used.

    g.  Depreciation and Amortization: Office, laboratory and computer equipment is recorded at cost and depreciated over a five-year estimated useful life by the straight-line method. Equipment provided by Alcide to poultry processing plants to mix and spray SANOVA is recorded at cost and depreciated over the five-year estimated useful life of the assets by the straight-line method.

    Leasehold improvements are amortized over the lives of the leases by the straight-line method.

    h.  Income Taxes: The Company accounts for income taxes using the liability method. Under this method, the Company computes deferred income taxes and tax credits based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

    i.  Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    j.  Recently Issued Accounting Pronouncements: In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized on the balance sheet and measured at fair value. SFAS 137, issued August, 1999, postpones for one year the mandatory effective date for SFAS 133 to January 1, 2001. The Company has not and does not plan to invest in derivatives.

    In December of 1999, the SEC released Staff Accounting Bulletin Number 101—Revenue Recognition in Financial Statements. This bulletin became effective for the Company in the fourth quarter of the fiscal year ended May 31, 2001. This bulletin provides guidance on revenue recognition criteria recommended by the SEC. The effects of this bulletin were not material to the Company's financial position or the results of its operations.

    In June, 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the third quarter of fiscal year 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs.

    k.  Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

    l.  The consolidated financial statements include the accounts of the Company and its subsidiary, Alcide Food Safety, Inc. All significant inter-company accounts and balances have been eliminated.

3.  Segment Reporting:

    The Company has adopted Statement of Financial Accounting Standard No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information" during 1998. Following the provisions of SFAS No. 131, the Company is reporting segment information in the same format as reviewed by the Company's management (the "Management Approach"), which is organized around differences in products and services. During fiscal 2001, management determined that due to the growth of the Company's SANOVA business, the Company now has two reportable segments, Animal Health and Surface Disinfectants, and SANOVA Food Antimicrobial Products.

    The Company's reportable segments are strategic business units that offer similar products but to entirely different customers at substantially different selling price and cost of goods sold structure.

    The accounting policies of the segments are the same as those described in Note 2—Summary of Significant Accounting Policies. The Company evaluates performance based on gross margin from the sale of each segment's products and does not allocate expenses beyond gross margin to the two segments.

    Segment net sales, gross margin and assets are as follows:

	FY 1999	FY 2000	FY 2001
Animal Health and Surface Disinfectants
Net Sales—U.S.	$5,501,603	$4,474,757	$5,027,340
Net Sales—International	$4,180,038	$4,076,505	$4,530,012

Total Net Sales	$9,681,641	$8,551,262	$9,557,352
Gross Margin	$5,771,740	$5,061,884	$5,609,888
Assets (at end of period)	$3,843,970	$2,279,457	$3,253,716
Sanova
Net Sales—U.S.	$1,538,887	$3,889,187	$8,400,623
Gross Margin	$545,016	$(65,153)	$3,430,219
Assets (at end of period)	$3,070,064	$8,454,679	$11,874,410
Not Segment Related
Assets (at end of period)	$8,705,953	$3,796,185	$3,874,474
Total
Net Sales	$11,220,528	$12,440,449	$17,957,975
Gross Margin	$6,316,756	$4,996,731	$9,040,107
Assets (at end of period)	$15,619,987	$14,530,321	$19,002,600

    Assets assigned to the business segments include accounts receivable, inventories, fixed assets, spare parts, components and goodwill.

    In fiscal 2001, 2000 and 1999, two of the Company's distributors in the dairy industry each accounted for greater than 10% of total revenues. Their combined sales in FY 1999, FY 2000 and FY 2001 were $4,109,603, $5,740,069 and $6,649,638 respectively.

4.  Investments:

    Investments on the Company's accompanying balance sheet represent certificates of deposit and debt securities that the Company has both the intent and ability to hold to maturity and are classified as "held-to-maturity". These investments are carried at amortized cost and are reported under the captions "Short-term investments" and "Long-term investments and other assets" in the accompanying balance sheet. Short-term investments at May 31, 2001 consist of a one-year certificate of deposit with interest rate of 5.29%, maturing January 22, 2002. Debt securities consist entirely of debt obligations of the United States. Information regarding securities held at May 31, 2000 and May 31, 2001 is as follows:

	Amortized Cost		Fair Value
Investment Classification
	2000	2001	2000	2001
Held to maturity:
Short term	—	$992,426	—	$1,001,638
Long term	$502,255	$501,253	$495,155	$512,970
	Gross Unrealized Gains		Maturity
Investment Classification
	2000	2001	2000	2001
Held to maturity	$(7,100)	$20,929	2-3 years	0-2 years

5.  Accounts Receivable—Trade consisted of the following:

	May 31, 1999	May 31, 2000	May 31, 2001
IBA, Inc.	$184,176	$209,048	$242,081
UMS, Inc.	1,028,227	472,403	—
Other Domestic Distributors	—	—	244,924
International Distributors	621,905	641,021	851,896
SANOVA Customers	292,375	1,092,443	1,195,578
Other Receivables	133,234	71,131	93,331

Total Accounts Receivable	$2,259,917	$2,486,046	$2,627,810

6.  Inventory:

    Inventory is recorded at the lower of cost or market on a first-in, first-out basis, as follows:

	May 31, 2000	May 31, 2001
Raw materials	$681,049	$416,236
Finished Products	212,047	910,245
SANOVA inventory at customer sites	510,994	707,867

Total	$1,404,090	$2,034,348

    On February 1, 2001 the Company purchased the assets of Universal Marketing Services, Inc. (UMS). The assets acquired included inventory sold to UMS by the Company in prior periods. The inventory purchased was recorded at its fair market value of $1,154,467, which amount was subsequently adjusted to $1,100,493 per physical audit. At the end of May, 2001, $217,124 of this inventory remained in "finished products".

7.  Goodwill:

    On February 1, 2001, the Company purchased assets from Universal Marketing Services, Inc. for a total purchase price of $1,622,828. The purchase price consisted of cash less balance of accounts receivable from UMS and a warrant to purchase 7,000 shares of the Company's Common Stock. The warrant has been valued at $99,540 using the Black-Scholes model. The purchase price was allocated to the acquired assets (inventory and intangible assets) based on their fair market value and the residual was recorded as goodwill. Goodwill and other intangible assets are being amortized over a 48 month period.

8.  Accrued Expenses:

    At May 31, accrued expenses were comprised of the following:

	2000	2001
Accrued employee salaries, incentive and benefits	$97,671	$315,287
Payable to Novus — short term	158,000	158,000
Accrued consulting and outside services	62,000	30,205
Accrued patent, trademark and legal expenses	39,065	189
Other accrued expenses	20,011	131,825

	$376,747	$635,506

9.  Line of Credit Payable:

    On February 21, 2001, the Company took an initial draw of $1 million on its $10 million unrestricted, unsecured line of credit with US Bank. The principal draw is due August 31, 2001. The interest rate is approximately 6.56% and interest is paid monthly. The line of credit expires on August 31, 2001. The Company is currently negotiating renewal of this line of credit.

10.  Commitments and Contingencies:

    a.  Leases: The Company leases certain property and vehicles under non-cancelable operating leases that expire through May, 2004. Insurance, utilities and maintenance expenses are borne by the Company.

    There are no contingent rentals or sublease rentals.

    Future annual lease commitments are as follows:

FY 2002	$179,859
FY 2003	$172,763
FY 2004	$120,639

    Lease payments in FY 2001, FY 2000 and FY 1999 were $175,037, $115,587 and $62,256 respectively.

    b.  SANOVA Agreements: The company has signed contracts with poultry and beef processing plants for SANOVA Systems to be installed in FY 2002 which will cost approximately $3.7 million. As of May 31, 2001, $922,000 of the equipment required had been purchased and recorded as construction in progress.

    c.  Employment Agreements: One officer has an employment agreement which obligates the Company to a salary of $243,227 per year. Bonus compensation of 100% of base pay can be earned at the discretion of the Board of Directors.

    d.  Distribution Agreements: The Company has entered into agreements with each of its major distributors of products sold to the dairy industry. Such agreements typically describe the territories covered, product pricing, and expected product purchases during the term of the agreement. Each such agreement has been filed with the SEC and is incorporated herein by reference.

11.  Income Taxes:

    A summary of the provision (benefit) for income taxes follows:

	FY 1999	FY 2000	FY 2001
Current
Federal	$(592,866)	$(543,251)	$34,441
State and local	148,232	—	—

	$(444,634)	$(543,251)	$34,441

Deferred
Federal	$124,318	$313,741	$769,653
State and local	—	—	21,266

	$(320,316)	$(229,510)	$825,360

    A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

	FY 1999	FY 2000	FY 2001
Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes	(9.3%)	—	.9%

Effective income tax rate	24.7%	34.0%	34.9%

    At May 31, 2000 and May 31, 2001, the deferred tax assets were comprised of the following:

	2000	2001
Operating loss carry forward	$1,066,485	$757,316
Temporary differences	(276,281)	(326,077)
Research & experimental credits carry forward	51,525	83,895
Alt. Minimum tax carry forward	260,602	295,043

Total deferred tax asset	$1,102,331	$810,177

    The temporary differences result from the use of straight-line deprecation for equipment in the financial statements versus use of accelerated depreciation for tax reporting, the timing of stock option exercises and other miscellaneous book/tax timing differences. The Company has not established a valuation allowance against the deferred tax asset as management believes it is more likely than not that the tax benefits will be realized in the future based on historical levels of pre-tax income and expected future taxable income.

12.  Earnings (Loss) Per Share:

    Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents of the Company include the dilutive effect of outstanding stock options. Common stock equivalents, excluded because of their antidilutive effect were 44,790 shares in FY 2001, 73,038 shares in FY 2000 and 107,204 shares in FY 1999.

    Basic and Diluted earnings per share were calculated as follows:

Computation of Earnings (Loss) Per Common Share

	For the Years Ended May 31,
	1999	2000	2001
Net Income (Loss)	$(974,463)	$(447,073)	$1,537,525
Weighted average number of common shares outstanding	2,550,312	2,518,767	2,572,898
Basic Earnings (Loss) Per Share	$(.38)	$(.18)	$.60
Assuming exercise of options reduced by the number of shares which could have been purchased with the proceeds from exercise of such options (—if antidilutive)	—	—	82,219

Weighted average common shares outstanding and common share equivalents	2,550,312	2,518,767	2,655,117

Diluted Earnings (Loss) Per Share	$(.38)	$(.18)	$.58

13.  Shareholder's Equity and Redeemable Preferred Stock:

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

    c.  Redeemable Class "B" Preferred Stock—Series 1 and 2.

    On September 30, 1994, the Company issued to holders of any outstanding Series 1 Stock, in a recapitalization, one share of Class "B" Stock to be designated as Series 2 Redeemable Preferred Stock ("Series 2 Stock") and 0.2 share of Common Stock. Commencing on September 30, 1994, the Company created a sinking fund to be funded, on that day and on the 30th day of September of each year thereafter, at a rate equal to 0.7% of the Company's prior fiscal year's net income, if any. On September 30th of each year the Company redeems Series 2 Stock at $2.625 per share plus declared and unpaid dividends equal to the sinking fund payment. As the Company recorded Net Income of $1,537,525 in fiscal 2001, it will redeem 4,100 shares of Series 2 Stock on September 30, 2001 for $10,763. The Company may redeem any or all of the issued and outstanding Series 2 Stock at its option, at any time, at the redemption priced of $2.625 per share.

14.  Stock Options:

    The Company had an incentive stock option plan, which expired in May 1993. No additional grants may be issued under this plan. The Company replaced this plan with a new plan effective December, 1993, which allows for the issue of both incentive stock options and nonstatutory stock options. Nonstatutory stock options may be granted to employees, directors, officers and consultants. The option exercise price for incentive stock options may not be less than the fair market value of the Common Stock on the date of the grant of the option. Non-qualified stock options are granted with an exercise price equal to 100% or greater of the fair market value of the Common Stock on the date of grant. Under this plan there are 26,950 options available for grant as of May 31, 2001.

    The Company also has a stock option plan for nonemployee directors. Options granted under the plan are granted with an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant. Under this plan there are 40,428 options available for grant as of May 31, 2001.

    Options are exercisable within 10 years from the date of option grant. Options will expire during the period July, 2001 through February, 2011. The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion 25 ("APB 25"), under which no compensation cost has been recognized. In 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective for years beginning after May 31, 1996. The Company has continued to measure compensation cost for employee stock compensation plans under the guidelines of APB 25, as allowed by SFAS 123.

    The status of the plans are as follows:

	FY 1999		FY 2000		FY 2001
	No. of Shares	Weighted Avg. Share $	No. of Shares	Weighted Avg. Share $	No. of Shares	Weighted Avg. Share $
Outstanding at beginning of year	289,188	$11.78	298,200	$13.70	316,483	$14.16
Granted	27,167	30.34	38,333	15.13	44,393	20.32
Exercised	(16,655)	6.59	(15,100)	6.29	(94,089)	6.22
Cancelled	(1,500)	23.10	(4,950)	18.10	(6,000)	15.25

Outstanding at end of year	298,200	$13.70	316,483	$14.16	260,787	$18.05

Exercisable at end of year	237,899	$9.89	240,182	$11.32	170,087	$15.98

    Information relating to stock options outstanding and stock options exercisable at May 31, 2001 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	No. of Shares	Weighted Avg. Life	Wtd. Avg. $/Sh.	No. of Shares	Wtd. Avg. $/Sh.
$5.00 — $6.90	26,038.38		$5.43	26,038	$5.43
$8.63 — $11.94	69,077	3.05	$10.09	65,777	$10.00
$12.00 — $63.00	165,672	6.98	$23.34	78,272	$24.51

	260,787	5.28	$18.05	170,087	$15.98

    Had compensation cost for these stock option plans been determined in accordance with SFAS 123, the Company's "Net income" and "Net income per common share" would have decreased to the following pro forma amounts for the years ended May 31, 1999, 2000 and 2001.

		FY 1999	FY 2000	FY 2001
Net Income (loss)	As reported	$(974,463)	$(447,073)	$1,537,525
	Pro forma	$(1,121,418)	$(699,878)	$1,265,281
Basic earnings (loss) per common share	As reported	$(.38)	$(.18)	$.60
	Pro forma	$(.44)	$(.28)	$.49
Diluted earnings (loss) per common share and equivalents	As reported	$(.38)	$(.18)	$.58
	Pro forma	$(.44)	$(.28)	$.48

    Because the SFAS 123 method of accounting has not been applied to stock options granted before January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each stock option granted is valued on the date of grant using the Black-Scholes option pricing model. The weighted average grant-date fair value of stock options granted during 2001 was $13.84 per share using the assumptions of expected volatility of 59.4%, expected option lives of 7.5 years, risk-free rate of interest of 5.8% and no expected dividends. During 2000, the weighted average grant-date fair value of stock options granted was $10.06 per share using the assumptions of expected volatility of 57.2%, expected option lives of 7.5 years, risk-free rate of interest of 6.3% and no expected dividends. During 1999, the weighted average grant-date fair value of stock options granted was $20.60 per share using the assumptions of expected volatility of 61.7%, expected option lives of 7.5 years, risk-free rate of interest of 5.3% and no expected dividends.

15.  Related Party Transactions:

    Consulting Agreements:

      Loeb Partners Corporation. During the fiscal year ended May 31, 2001, the Company paid Loeb Partners Corporation $60,000 in cash for executive and management services provided by Mr. Kempner and Mr. Mintz. Mr. Kempner holds approximately 51% of the voting equity of Loeb Holding Corporation, of which Loeb Partners Corporation is a 100% wholly-owned operating subsidiary.

      Kenneth N. May. During the fiscal year ended May 31, 2001, Dr. May earned $36,000 for consulting services in the field of pathogen control on poultry and other food products. The Company paid Dr. May $78,000 in fiscal year 2001, of which $36,000 was earned in FY 2001, $36,000 was earned in FY 2000 and $6,000 was earned in FY 1999. Payment of amounts earned and accrued in previous fiscal years had been deferred per agreement with Dr. May.

16.  Employee Stock Ownership Plan:

    The Company has an employee stock ownership plan (the Plan). Employees who are at least age 21 and have completed one year of service are eligible to participate. The Company may make discretionary contributions to the Plan. The Company's contributions for fiscal years 2001, 2000 and 1999 were approximately $124,000, $83,000 and $71,000, respectively.

Corporate Office

8561 154th Avenue NE Redmond, Washington 98052
Phone: (425) 882-2555
Fax: (425) 861-0173
E-mail: info@alcide.com
Website: www.alcide.com

Independent Public Accountants

Arthur Andersen LLP
801 Second Avenue, Suite 900
Seattle, WA 98104

Common Stock Listing

NASDAQ
(Symbol—ALCD)

Transfer Agent and Registrar

Computershare Trust Company, Inc.
12039 W. Alameda Parkway, Suite Z-2
Lakewood, Colorado 80228

QuickLinks

TABLE OF CONTENTS
PART I
PART II
Selected Quarterly Financial Data for the Years Ended May 31, 2000 and May 31, 2001
PART III
PART IV
SIGNATURES
INDEX TO EXHIBITS
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Computation of Earnings (Loss) Per Common Share