Form 10-Q
period 2001-08-31
ALCIDE CORP
filed 2001-10-12
CIK 708484

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2001: 2,638,354, net of Treasury Stock.

ALCIDE CORPORATION

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets—August 31, 2001 (Unaudited) and May 31, 2001	3
	Unaudited Consolidated Condensed Statements of Operations—For the three months ended August 31, 2001 and August 31, 2000	4
	Unaudited Consolidated Condensed Statements of Changes in Shareholders' Equity	5
	Unaudited Consolidated Condensed Statements of Cash Flows—For the three months ended August 31, 2001 and August 31, 2000	6
	Notes to Unaudited Consolidated Condensed Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Legal Proceedings	13
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	14
SIGNATURE		15

ALCIDE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	August 31, 2001	May 31, 2001
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$312,827	$839,103
Short term investments	1,506,407	992,426
Accounts receivable—trade	3,172,387	2,627,810
Inventory	1,919,886	2,034,348
Deferred and prepaid income taxes	913,205	851,231
Spare parts	507,371	458,203
Prepaid expenses and other current assets	337,098	357,481

Total current assets	8,669,181	8,160,602

Equipment and leasehold improvements:
SANOVA plant assets	12,155,199	10,953,012
Construction in progress	2,091,676	1,330,900
Office equipment	486,796	463,848
Laboratory, manufacturing equipment and vehicles	376,219	285,024
Leasehold improvements	73,483	73,483
Less:
Accumulated depreciation and amortization	(3,990,819)	(3,376,710)

Total equipment and leasehold improvements, net	11,192,554	9,729,557
Deferred income tax asset	—	55,305
Goodwill and other intangibles, net	478,807	478,807
Long term investments and other assets	70,497	578,329

Total Assets	$20,411,039	$19,002,600

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$632,403	$1,166,819
Accrued expenses	1,037,713	635,506
Line of credit payable	2,000,000	1,000,000

Total current liabilities	3,670,116	2,802,325
Deferred tax liability	119,695	—

Total Liabilities	3,789,811	2,802,325

Commitments and Contingencies
Redeemable Class "B" Preferred Stock—noncumulative convertible $.01 par value: authorized 10,000,000 shares; issued and outstanding: May 31, 2001—72,525 August 31, 2001—72,525	190,377	190,377

Shareholders' equity:
Class "A" Preferred Stock—no par value, authorized 1,000 shares; issued and outstanding: May 31, 2001—138 August 31, 2001—138	18,636	18,636
Common Stock—$.01 par value; authorized 100,000,000 shares; issued and outstanding: May 31, 2001—3,007,819 August 31, 2001—3,019,313	30,193	30,078
Common treasury stock at cost	(7,283,165)	(7,283,165)
Additional paid-in capital	21,221,914	21,122,177
Retained earnings	2,443,273	2,122,172

Total shareholders' equity	16,430,851	16,009,898

Total Liabilities and Shareholders' Equity	$20,411,039	$19,002,600

See notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended August 31,
	2001	2000
NET SALES	$5,399,830	$4,246,569
Expenditures
Cost of goods sold	2,770,700	2,019,259
Research and development expense	364,006	336,597
Consulting expense to related parties	25,000	24,000
Selling, general/administrative expense	1,756,085	1,313,351

Total Expenditures	4,915,791	3,693,207

Operating income	484,039	553,362
Interest income, net	2,712	36,670
Other income	7,251	8,763

Income before provision for income taxes	494,002	598,795
Provision for income taxes	172,901	217,363

Net income	$321,101	$381,432

Basic earnings per common share	$.12	$.15

Diluted earnings per common share and equivalents	$.12	$.15

Weighted average common shares outstanding	2,630,129	2,524,185

Weighted average common shares and common share equivalents	2,725,207	2,603,838

See notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Class "A" Preferred Stock		Common Stock			Common Treasury Stock
					Additional Paid-in Capital			Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance May 31, 2001	138	$18,636	3,007,819	$30,078	$21,122,177	(380,959)	$(7,283,165)	$2,122,172	$16,009,898
Exercise of stock options			11,494	115	39,861				39,976
Tax benefit from exercise of stock options					59,876				59,876
Net Income								321,101	321,101

Balance August 31, 2001	138	$18,636	3,019,313	$30,193	$21,221,914	(380,959)	$(7,283,165)	$2,443,273	$16,430,851

See notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended August 31,
	2001	2000
Cash Flows from Operating Activities:
Net income	$321,101	$381,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	614,109	400,416
Amortization of investment premiums	251	251
Stock bonus to officers	—	225,400
Tax benefit from exercise of stock options	59,876	56,407
Deferred income taxes	113,025	160,956
Decrease (increase) in assets:
Accounts receivable—trade	(544,577)	(231,281)
Inventory	114,462	(67,686)
Prepaid expenses and other current assets	(41,764)	71,236
Long term investments and other assets	6,580	1,188
Increase (decrease) in liabilities:
Accounts payable	(534,416)	51,884
Accrued expenses	402,207	153,947

Net cash provided by operating activities	510,854	1,204,150

Cash Flows from Investing Activities:
Acquisition of equipment	(2,077,106)	(1,603,103)

Cash Flows from Financing Activities:
Borrowing on line of credit	1,000,000	—
Exercise of stock options	39,976	93,750

Net cash provided by financing activities	1,039,976	93,750

Net decrease in cash and cash equivalents	(526,276)	(305,203)
Cash and cash equivalents at beginning of period	839,103	1,794,723

Cash and cash equivalents at end of period	$312,827	$1,489,520

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$25,104	—

See notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

    In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") for the three month periods ended August 31, 2001 and 2000 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2001. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Certain reclassifications have been made to prior year financial statements to conform to current year presentation. The results of operations for the three month periods are not necessarily indicative of the results to be expected for the full year.

2.  Accounts Receivable—Trade consisted of the following:

	August 31, 2001	May 31, 2001
IBA, Inc.	$156,793	$242,081
Other Domestic Distributors	121,517	244,924
International Distributors	1,250,939	851,896
SANOVA Customers	1,574,345	1,195,578
Other Receivables	68,793	93,331

Total Accounts Receivable	$3,172,387	$2,627,810

3.  Inventory consisted of the following:

	August 31, 2001	May 31, 2001
Raw materials	$464,009	$416,236
Finished products	632,261	910,245
SANOVA inventory at customer sites	823,616	707,867

Total	$1,919,886	$2,034,348

    On February 1, 2001 the Company purchased the assets of Universal Marketing Services, Inc. (UMS). The assets acquired included inventory sold to UMS by the Company in prior periods. The inventory purchased was recorded at its fair market value of $1,154,467, which amount was subsequently adjusted to $1,100,493 per physical audit. At the end of August, 2001, $98,598 of this inventory remained in "finished products".

4.  Goodwill and Other Intangibles

    In July, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill or, alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 have been "early-adopted" by the Company on June 1, 2001. The result of this "early-adoption" is that a portion of the existing goodwill and other intangibles have been allocated to a covenant-not-to-compete and to customer relationships. The goodwill and customer relationships, both of which have indefinite lives, will be reviewed periodically for impairment.

5.  Line of Credit Payable

    In August, 2001 the Company renewed its $10,000,000 unrestricted line of credit with US Bank. The new expiration date is August 31, 2003.

    Two advances of $1,000,000 each have been taken on the line of credit, one in February, 2001 and another in June, 2001. Currently both advances are due in September, 2002. The interest rates are approximately 4.3% for the first advance and 3.9% for the second. Interest is paid monthly.

6.  Taxes

    The income tax provision for the three month period ended August 31, 2001 consists of:

Federal Income Taxes	$165,416
State Income Taxes	7,485

$172,901

7.  Earnings Per Share

    Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents of the Company include the dilutive effect of outstanding stock options and warrants. Common stock equivalents, excluded because of their antidilutive effect were 36,897 shares for the three months ended August 31, 2001 and 118,079 shares for the three months ended August 31, 2000.

    Basic and Diluted earnings per share were calculated as follows:

	Three Months Ended August 31,
	2001	2000
Net Income	$321,101	$381,432
Weighted average number of Common Shares outstanding	2,630,129	2,524,185
Basic earnings per share	$.12	$.15
Assuming exercise of options reduced by the number of shares which could have been purchased with the proceeds from exercise of such options (Ø if antidilutive)	95,078	79,653

Weighted average Common Shares outstanding and Common Share equivalents	2,725,207	2,603,838

Diluted earnings per share	$.12	$.15

8.  Orders for Future Delivery

    At August 31, 2001 and 2000 the Company had orders for future delivery of $638,347 and $964,654, respectively. The $638,347 orders for future delivery are scheduled for shipment during the period September, 2001 through November, 2001. Data for both years excludes expected sales of SANOVA because contracts with SANOVA customers do not require placement of purchase orders for future delivery. SANOVA sales are based on product usage reported by the customers after the fact.

9.  Segment Information

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

Segment net sales, gross margin and assets are as follows:

	Three Months Ended August 31,
	2001	2000
Animal Health and Surface Disinfectants
Net Sales—U.S.	$1,494,286	$1,299,477
Net Sales—International	$1,218,180	$1,209,710

Total Net Sales	$2,712,466	$2,509,187
Gross Margin	$1,532,858	$1,630,204
Assets (at end of period)	$3,195,900	$2,538,279
SANOVA
Net Sales—U.S.	$2,687,364	$1,737,382
Gross Margin	$1,096,272	$597,106
Assets (at end of period)	$13,804,737	$9,563,779
Not Segment Related
Assets (at end of period)	$3,410,402	$3,391,082
Total
Net Sales	$5,399,830	$4,246,569
Gross Margin	$2,629,130	$2,227,310
Assets (at end of period)	$20,411,039	$15,493,140

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

Financial Condition and Results of Operations

    Net sales of $5,399,830 for the quarter ended August 31, 2001 were the highest for any quarter in Alcide's history and were 27% higher than for the first quarter last year. (See net sales, gross margin and assets for the Company's two business segments on page 10 of this report).

    The Company's animal health and surface disinfectant business segment sales for the quarter ended August 31, 2001 were $2,712,466 an increase of 8%, or $203,279 as compared to first quarter sales last year. As part of the Company's acquisition of the assets of Universal Marketing Services, Inc. in February, 2001, Alcide acquired the right to distribute a number of ancillary products to the dairy industry through the Company's distributors. Sales of such products during the quarter ended August 31, 2001 amounted to $217,338.

    Sales of SANOVA food antimicrobial totaled $2,687,364 for the quarter ended August 31, 2001, an increase of $949,982, or 55% compared to the first fiscal quarter last year, as this new Alcide business continued to expand. At August 31, 2001, 31 plants, processing approximately 5.5 billion pounds of poultry annually and representing about 17% of the total U.S. poultry market, were utilizing the SANOVA System to improve the quality of their product. In addition to the 31 plants now operational, four plants have contracted for SANOVA installation in the future, resulting in a total of 35 poultry plants under contract.

    Progress was made during the current quarter with regard to expansion of SANOVA to the red meat industry. One beef slaughter operation is using SANOVA on beef carcasses and a second plant is using SANOVA on beef parts and trim sold for production of ground beef. Four additional beef processing plants and one lamb processing plant have contracted for SANOVA System installations. All such installations are dependent on achieving defined levels of antimicrobial performance as well as acceptable organoleptic qualities following startup.

    Cost of goods sold were 51% of net sales for the quarter ended August 31, 2001 vs. 48% of sales for the year ago quarter. (See page 10 for business segment detail). Cost of goods sold for the Animal Health and Surface Disinfectant segment increased to 43% of net sales for the first quarter of this fiscal year as compared to 35% for the same quarter last year. The increased cost of goods sold for the segment was caused primarily by the sale of high valued inventory acquired as part of the UMS acquisition in February and by transition to a new distributor and new product launch in France.

    Cost of goods sold as a percentage of sales for the SANOVA business segment was 59% for the quarter ended August 31, 2001, a substantial reduction from the 66% of sales for the year earlier quarter, reflecting a number of cost reduction programs implemented last fiscal year.

    Research and development expenses for the quarter ended August 31, 2001 were $364,006 as compared to $336,597 for the same quarterly period last year. The 8% increase reflects the filling of staff positions that were vacant last year.

    Selling, general and administrative expenses were $1,756,085, a $442,734 increase over the first quarter last year. Major components of the increase were a $139,000 increase in marketing expenses to solidify the Animal Health and Surface Disinfectant business segment, a $110,000 increase in engineering, selling and administrative expenses to support the 55% growth in the Food Safety business segment and a $154,000 increase in variable compensation.

    Interest income net was $2,712 for the first quarter this fiscal year as compared to $36,670 for the first quarter last year. The decreased amount of interest resulted essentially from lower investable cash resources this year as compared to the equivalent period a year ago. Also, the quarter this year includes interest expense of $25,104 to support asset purchases for the growing SANOVA business, while no interest expense was incurred last fiscal year.

Liquidity and Capital Resources

    The Company's cash, cash equivalents, short-term investments and U.S. Treasury instruments ($501,253 was included in long term investments and other assets at May 31, 2001) totaled $1,819,234 on August 31, 2001 compared to $2,332,782 on May 31, 2001. During the quarter the Company took a $1,000,000 advance on its $10,000,000 line of credit, bringing the total borrowed to $2,000,000.

    This additional borrowing, plus the net cash inflow of $510,854 provided by operating activities for the three month period ended August 31, 2001, funded the investment of $2,077,106 in equipment to startup four new processing plants and to purchase other long lead time components to support future growth in the Food Safety business.

Outlook

  •
  SANOVA Food Quality System

    The size of the Company's food antimicrobial business continues to expand. The 33 plants in operation on August 31, 2001 are expected to generate annual sales of approximately $12 million. This business segment has been growing at the rate of one to two new plants per month.

  •
  Animal Health and Surface Disinfectant Products

    The worldwide market for teat dip products shows very little growth dynamic because the number of dairy cows decreases as the quantity of milk production per cow increases. Growth, therefore, is dependent on entering new markets and obtaining market share increases in markets currently served. Despite the impact of new competition the Company has held market share for its products in key market areas. The assumption going forward is that the market for Alcide's udder care products will result in moderate growth in year-to-year sales performance as new products are introduced and more emphasis is put into marketing. As part of the UMS acquisition in February, 2001, the Company acquired additional ancillary products for sale to the dairy industry. Such products contributed $217,338 in sales during the fiscal first quarter.

ITEM 3.  Legal Proceedings

    None.

PART II.
OTHER INFORMATION

ITEM 6  Exhibits and Reports on Form 8-K

Exhibit 10.32*

    Distributor Agreement by and between the Company and Sfan Laboratoire, effective June 1, 2001, covering the territories of France, Algeria, Morocco and Tunisia.

*
Confidential treatment has been requested for this Exhibit.

SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCIDE CORPORATION The Registrant

Date: October 12, 2001	By	/s/ JOHN P. RICHARDS John P. Richards President Chief Financial Officer

QuickLinks

ALCIDE CORPORATION INDEX
ALCIDE CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS
ALCIDE CORPORATION UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
ALCIDE CORPORATION UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
ALCIDE CORPORATION UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
ALCIDE CORPORATION NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
PART I.
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Legal Proceedings
PART II. OTHER INFORMATION
ITEM 6 Exhibits and Reports on Form 8-K
SIGNATURE