Form 10-Q
period 2001-11-30
ALCIDE CORP
filed 2002-01-14
CIK 708484

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES   X      NO

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2001: 2,646,610, net of Treasury Stock.

ALCIDE CORPORATION

INDEX

ALCIDE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

	November 30, 2001	May 31, 2001
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$528,679	$839,103
Short term investments	1,018,410	992,426
Accounts receivable—trade	4,010,128	2,627,810
Inventory	2,072,395	2,034,348
Deferred and prepaid income taxes	684,904	851,231
Spare parts	594,759	458,203
Prepaid expenses and other current assets	149,011	357,481

Total current assets	9,058,286	8,160,602

Equipment and leasehold improvements:
SANOVA plant assets	12,916,277	10,953,012
Construction in progress	2,711,187	1,330,900
Office equipment	500,265	463,848
Laboratory, manufacturing equipment and vehicles	426,317	285,024
Leasehold improvements	73,483	73,483
Less: Accumulated depreciation and amortization	(4,656,639)	(3,376,710)

Total equipment and leasehold improvements, net	11,970,890	9,729,557
Deferred income tax asset	—	55,305
Goodwill and other intangibles, net	478,807	478,807
Long term investments and other assets	63,122	578,329

Total Assets	$21,571,105	$19,002,600

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$1,580,811	$1,166,819
Accrued expenses	538,869	635,506
Line of credit payable	2,000,000	1,000,000

Total current liabilities	4,119,680	2,802,325
Deferred tax liability	209,756	—

Total Liabilities	4,329,436	2,802,325

Commitments and Contingencies
Redeemable Class "B" Preferred Stock—noncumulative convertible $.01 par value: authorized 10,000,000 shares; issued and outstanding: May 31, 2001—72,525 shares; Nov. 30, 2001—68,425 shares	179,614	190,377

Shareholders' equity:
Class "A" Preferred Stock—no par value, authorized 1,000 shares; issued and outstanding: May 31, 2001—138 shares; Nov. 30, 2001—138 shares	18,636	18,636
Common Stock—$.01 par value; authorized 100,000,000 shares; issued: May 31, 2001—3,007,819 shares; Nov. 30, 2001—3,022,569 shares	30,226	30,078
Common treasury stock at cost—May 31, 2001—380,959 shares; Nov. 30, 2001—375,959 shares	(7,144,721)	(7,283,165)
Additional paid-in capital	21,276,073	21,122,177
Retained earnings	2,881,841	2,122,172

Total shareholders' equity	17,062,055	16,009,898

Total Liabilities and Shareholders' Equity	$21,571,105	$19,002,600

See notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended November 30,		For the Six Months Ended November 30
	2001	2000	2001	2000
NET SALES	$5,731,980	$4,692,638	$11,131,810	$8,939,208
Expenditures
Cost of goods sold	2,959,125	2,141,622	5,729,825	4,160,882
Research and development expense	659,182	457,934	1,023,187	794,531
Consulting expense to related parties	19,000	24,000	44,000	48,000
Selling, general/administrative expense	1,444,107	1,151,629	3,200,192	2,464,981

Total Expenditures	5,081,414	3,775,185	9,997,204	7,468,394

Operating income	650,566	917,453	1,134,606	1,470,814
Interest income, net	2,463	34,638	5,175	71,307
Other income	21,689	—	28,939	8,764

Income before provision for income taxes	674,718	952,091	1,168,720	1,550,885
Provision for income taxes	236,150	345,610	409,051	562,973

Net income	$438,568	$606,481	$759,669	$987,912

Basic earnings per common share	$.17	$.24	$.29	$.39
Diluted earnings per common share and equivalents	$.16	$.23	$.28	$.37
Weighted average common shares outstanding	2,642,535	2,552,887	2,636,298	2,538,457
Weighted average common shares and common share equivalents	2,717,691	2,676,327	2,727,872	2,639,125

See notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Class "A" Preferred Stock		Common Stock		Additional Paid-in Capital	Common Treasury Stock		Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance May 31, 2001	138	$18,636	3,007,819	$30,078	$21,122,177	(380,959)	$(7,283,165)	$2,122,172	$16,009,898
Exercise of stock options			11,494	115	39,861				39,976
Tax benefit from exercise of stock options					59,876				59,876
Net Income								321,101	321,101

Balance August 31, 2001	138	$18,636	3,019,313	$30,193	$21,221,914	(380,959)	$(7,283,165)	$2,443,273	$16,430,851
Exercise of stock options			3,256	33	40,773				40,806
Transferred stock to ESOP						5,000	138,444		138,444
Tax benefit from exercise of stock options					13,386				13,386
Net Income								438,568	438,568

Balance November 30, 2001	138	$18,636	3,022,569	$30,226	$21,276,073	(375,959)	$(7,144,721)	$2,881,841	$17,062,055

See notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended November 30,
	2001	2000
Cash Flows from Operating Activities:
Net income	$759,669	$987,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,279,929	852,136
Amortization of investment premiums	483	501
Stock bonus to officers	—	225,400
Common stock issued to employee stock ownership plan	138,444	—
Tax benefit from exercise of stock options	73,262	152,454
Deferred income taxes	359,008	410,519
Decrease (increase) in assets:
Accounts receivable—trade	(1,382,318)	(275,352)
Inventory	(38,047)	58,954
Prepaid income taxes	72,380	(90,800)
Prepaid expenses and other current assets	45,930	(35,603)
Long term investments and other assets	13,954	9,320
Increase (decrease) in liabilities:
Accounts payable	413,992	(213,806)
Accrued expenses	(96,637)	390,040
Unearned revenue	—	344,992
Other liabilities	—	(158,000)

Net cash provided by operating activities	1,640,049	2,658,667

Cash Flows from Investing Activities:
Sale of investments	500,770	—
Acquisition of equipment	(3,521,262)	(2,573,899)

Net cash used in investing activities	(3,020,492)	(2,573,899)

Cash Flows from Financing Activities:
Redemption of Class "B" Preferred Stock	(10,763)	—
Borrowing on line of credit	1,000,000	—
Exercise of stock options	80,782	174,627

Net cash provided by financing activities	1,070,019	174,627

Net (decrease) increase in cash and cash equivalents	(310,424)	259,395
Cash and cash equivalents at beginning of period	839,103	1,794,723

Cash and cash equivalents at end of period	$528,679	$2,054,118

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	10,000	90,800
Cash paid during the period for interest	46,958	—

See notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

    In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") for the three and six month periods ended November 30, 2001 and 2000 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10—K for the year ended May 31, 2001. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Certain reclassifications have been made to prior year financial statements to conform to current year presentation. The results of operations for the six month periods are not necessarily indicative of the results to be expected for the full year.

2. Accounts Receivable—Trade consisted of the following:

	November 30, 2001	May 31, 2001
IBA, Inc.	$169,101	$242,081
Other Domestic Distributors	431,882	244,924
International Distributors	1,453,484	851,896
SANOVA Customers	1,868,680	1,195,578
Other Receivables	86,981	93,331

Total Accounts Receivable	$4,010,128	$2,627,810

3. Inventory consisted of the following:

	November 30, 2001	May 31, 2001
Raw materials	$434,831	$416,236
Finished products	779,123	910,245
SANOVA inventory at customer sites	858,441	707,867

Total	$2,072,395	$2,034,348

    On February 1, 2001 the Company purchased the assets of Universal Marketing Services, Inc. (UMS). The assets acquired included inventory sold to UMS by the Company in prior periods. The inventory purchased was recorded at its fair market value of $1,154,467, which amount was subsequently adjusted to $1,100,493 per physical audit. At the end of November, 2001, $98,598 of this inventory remained in "finished products".

4. Goodwill and Other Intangibles

    In July, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill or, alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 have been "early-adopted" by the Company on June 1, 2001. The result of this "early-adoption" is that a portion of the existing goodwill and other intangibles has been allocated to maintenance of end-customer relationships. The goodwill and end-customer relationships have indefinite lives and will be reviewed periodically for impairment.

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

6. Commitments and Contingencies

    As of November 30, 2001 the Company had contracts for future startups of seven poultry operations and five red meat operations. It is estimated that 70 to 80% of the assets required for such installations have already been purchased and are classified on the balance sheet as construction in progress.

7. Taxes

    The income tax provision for the six month period ended November 30, 2001 consists of:

Federal Income Taxes	$391,344
State Income Taxes	17,707

$409,051

8. Earnings Per Share

    Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents of the Company include the dilutive effect of outstanding stock options and warrants except where their inclusion would be antidilutive. For the three and six month periods ended November 30, 2001, common stock equivalents excluded because of their antidilutive effect were 96,790 and 94,790 shares, respectively. For the three and six month periods ended November 30, 2000, 34,290 and 54,590 shares were excluded, respectively.

    Basic and Diluted earnings per share were calculated as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2001	2000	2001	2000
Net income	$438,568	$606,481	$759,669	$987,912
Weighted average number of common shares outstanding	2,642,535	2,552,887	2,636,298	2,538,457
Basic earnings per common share	$.17	$.24	$.29	$.39
Assuming exercise of options reduced by the number of shares which could have been purchased with the proceeds from exercise of such options	75,156	123,440	91,574	100,668

Weighted average common shares outstanding and common share equivalents	2,717,691	2,676,327	2,727,872	2,639,125

Diluted earnings per common share	$.16	$.23	$.28	$.37

9. Recently Issued Accounting Pronouncements

    In June, 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective for the Company on June 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

    In August, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective for the Company on June 1, 2002). This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and other related accounting guidance. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 144.

10. Orders for Future Delivery

    At November 30, 2001 and 2000 the Company had orders for future delivery of $479,564 and $886,395, respectively. The $479,564 orders for future delivery are scheduled for shipment during the period December, 2001 through January, 2002. Data for both years excludes expected sales of SANOVA because contracts with SANOVA customers do not require placement of purchase orders for future delivery. SANOVA sales are based on product usage reported by the customers after the fact.

11. Segment Information

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

    Segment net sales, gross margin and assets are as follows:

	Three Months Ended November 30,			Six Months Ended November 30,
	2001	2000		2001	2000
Animal Health and Surface Disinfectants
Net Sales—U.S.	$1,507,971		$1,359,894	$3,002,257	$2,659,372
Net Sales—International	$1,317,174		$1,401,150	$2,535,354	$2,610,860

Total Net Sales	$2,825,145		$2,761,044	$5,537,611	$5,270,232
Gross Margin	$1,604,757		$1,732,063	$3,137,615	$3,362,267
Assets (at end of period)	$3,835,877		$2,480,176
SANOVA
Net Sales—U.S.	$2,906,835		$1,931,594	$5,594,199	$3,668,976
Gross Margin	$1,168,098		$818,953	$2,264,370	$1,416,059
Assets (at end of period)	$15,023,760	`$	10,223,433
Not Segment Related
Assets (at end of period)	$2,711,468		$3,730,331
Total
Net Sales	$5,731,980		$4,692,638	$11,131,810	$8,939,208
Gross Margin	$2,772,855		$2,551,016	$5,401,985	$4,778,326
Assets (at end of period)	$21,571,105		$16,433,940

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

Financial Condition and Results of Operations

    Net sales of $5,731,980 for the quarter and $11,131,810 for the six month period ended November 30, 2001 were the highest for any quarter and six month period in Alcide's history, and were 22% and 25% higher than for the respective periods last year. For more detail see segment information on page 10.

    Sales of SANOVA food antimicrobial to the poultry and red meat industries totaled $2,906,835 for the quarter ended November 30, 2001, an increase of $975,241 compared to the second fiscal quarter last year, as this new Alcide business continued to expand. At the end of the quarter 32 poultry plants and 3 red meat plants were utilizing the SANOVA System to improve the quality of their product. Two additional red meat plants and 2 additional poultry post-chill operations have been added since the end of the quarter, bringing the total to 39 operations as of this date. In addition, the Company has contracts for future startups of 5 poultry operations and 3 red meat operations, for a total of 47 contracted SANOVA operations. SANOVA sales for the six month period ended November 30, 2001, were $5,594,199, an increase of $1,925,223, 52% compared to the equivalent six month period last year.

    The Company's animal health and surface disinfectant sales for the quarter ended November 30, 2001 were $2,825,145, 2% higher than for the second quarter last year. Six month sales of $5,537,611 were $267,379, or 5% higher than for the first half last year.

    Cost of goods sold was 52% of net sales for the quarter and 51% of net sales for the six month period ended November 30, 2001 as compared to 46% and 47% of net sales for the equivalent periods a year ago. (See page 10, sales and gross margin by business segment). Cost of goods sold for the animal health and surface disinfectant segment increased from 36% of net sales during the first half of last year to 43% during the same period in fiscal 2002. The increased cost of goods sold for the segment was caused primarily by the sale of high valued inventory acquired as part of the UMS acquisition in February, 2001 and by transition to a new distributor and new product launch in France.

    Cost of goods sold as a percentage of sales for the SANOVA business segment decreased slightly from 61% of net sales for the first half of last year to 60% of net sales for the first half of fiscal 2002.

    Research and development expenses for the quarter ended November 30, 2001 were $659,182 as compared to $457,934 for the same period last year. The first half research and development expenses were $1,023,187, 29% higher than expenses of $794,531 for the first half last year. This increase is primarily due to filling staff positions that were vacant last year, coupled with new product development work for the animal health product line and process validation studies associated with expansion of the SANOVA business segment.

    Selling, general and administrative expense was $1,444,107 for the quarter ended November 30, 2001, a 25% increase from the $1,151,629 during the same period last year. Six month expenses of $3,200,192 were 30% higher than first half expense last year. Major components of the increase for the half were a $296,000, or 23% increase in engineering, selling and administrative expenses to support the 52% growth in SANOVA sales, coupled with a $301,500 increase in marketing expenses to solidify the animal health and surface disinfectant business segment and a $154,000 increase in variable compensation.

    Interest income net was $2,463 for the quarter and $5,175 for the six month period ended November 30, 2001, as compared to $34,638 and $71,307 for the respective periods a year ago. The decreases are due to lower investable cash resources this year compared to last and the incursion of interest expense, $25,104 for the quarter and $46,958 for the half year, to support asset purchases for the growing SANOVA business. No interest expense was incurred during the first half of last fiscal year.

Liquidity and Capital Resources

    The Company's cash, cash equivalents, short term investments and U.S. Treasury instruments (included in long term investments and other assets in fiscal year 2001) totaled $1,547,089 on November 30, 2001, an amount $1,008,783 lower than at the end of the previous fiscal year. During the first six months the Company took a $1,000,000 advance on its $10,000,000 line of credit, bringing the total borrowed to $2,000,000. This additional borrowing, plus net cash flow of $1,640,049 provided by operating activities for the six month period ended November 30, 2001, funded the investment of $3,343,552 for equipment to support expansion of the SANOVA business.

Outlook

  •
  SANOVA Food Quality System

  The size of the Company's food antimicrobial business continues to expand. The 35 plants in operation on November 30, 2001 are expected to generate annual sales of approximately $12 million. This business segment has been growing at the rate of one to two new plants per month.

  •
  Animal Health and Surface Disinfectant Products

  The worldwide market for teat dip products shows very little growth dynamic because the number of dairy cows decreases as the quantity of milk production per cow increases. Growth, therefore, is dependent on entering new markets and obtaining market share increases in markets currently served. Despite the impact of new competition the Company has held market share for its products in key market areas. The assumption going forward is that the market for Alcide's udder care products will result in moderate growth in year-to-year sales performance as new products are introduced and more emphasis is put into marketing. As part of the UMS acquisition in February, 2001, the Company acquired additional ancillary products for sale to the dairy industry. Such products contributed $431,862 in sales during the fiscal first half.

  •
  Recently Issued Accounting Pronouncements

  In June, 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective for the Company on June 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

  In August, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective for the Company on June 1, 2002). This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and other related accounting guidance. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 144.

ITEM 3. Legal Proceedings

    None.

ITEM 4. Submission of Matters to a Vote of Security Holders

    Shareholders voted on three proposals at the Annual Meeting of stockholders on October 16, 2001, as described in the Company's proxy statement.

  1.
  Votes for election of Directors of the Corporation for the ensuing year were as follows:

	For	Withheld Authority
Thomas L. Kempner	2,363,665	74,024
Charles A. Baker	2,363,665	74,024
Joseph A. Sasenick	2,363,055	74,634
William G. Spears	2,363,665	74,024
  2.
  Votes for approval of the Company's proposed 2001 Stock Incentive Plan:

For	Against	Abstain
1,126,036	246,125	9,374
  3.
  Votes for the ratification of the Board's selection of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending May 31, 2002:

For	Against	Abstain
2,430,044	5,178	2,467

PART II.

OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

Exhibit 10.33

    2001 Stock Incentive Plan

SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCIDE CORPORATION The Registrant
Date: January 14, 2002	By	/s/ JOHN P. RICHARDS John P. Richards President Chief Financial Officer

QuickLinks

ALCIDE CORPORATION INDEX
PART I.
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II. OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE