Form 10-Q
period 2002-02-28
ALCIDE CORP
filed 2002-04-09
CIK 708484

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                              to                             .

Commission File Number: 0-12395

ALCIDE CORPORATION

Delaware State or other jurisdiction of incorporation or organization	22-2445061 (I.R.S. Employer Identification No.)
8561 154th Avenue North East, Redmond WA (Address of principal executive offices)	98052 (Zip Code)

(425) 882-2555
Registrant's telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 2002: 2,651,887, net of Treasury Stock.

ALCIDE CORPORATION

INDEX

		PAGE
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets—February 28, 2002 (Unaudited) and May 31, 2001	3
	Unaudited Consolidated Condensed Statements of Operations—for the three and nine months ended February 28, 2002 and February 28, 2001	4
	Unaudited Consolidated Condensed Statements of Changes in Shareholders' Equity	5
	Unaudited Consolidated Condensed Statements of Cash Flows—for the nine months ended February 28, 2002 and February 28, 2001	6
	Notes to Unaudited Consolidated Condensed Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Legal Proceedings	16
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	16
SIGNATURE		17

ALCIDE CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS

	February 28, 2002	May 31, 2001
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,516,966	$839,103
Short-term investments	—	992,426
Accounts receivable—trade	3,816,848	2,627,810
Inventory	2,139,330	2,034,348
Deferred and prepaid income taxes	551,396	851,231
Spare parts	604,829	458,203
Prepaid expenses and other current assets	244,137	357,481

Total current assets	8,873,506	8,160,602

Equipment and leasehold improvements:
SANOVA plant assets	13,842,210	10,953,012
Construction in progress	2,792,799	1,330,900
Office equipment	514,889	463,848
Laboratory, manufacturing equipment and vehicles	426,317	285,024
Leasehold improvements	73,483	73,483
Less: Accumulated depreciation and amortization	(5,369,609)	(3,376,710)

Total equipment and leasehold improvements, net	12,280,089	9,729,557
Deferred income tax asset	—	55,305
Goodwill and other intangibles, net	478,807	478,807
Long-term investments and other assets	55,871	578,329

Total Assets	$21,688,273	$19,002,600

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$1,119,955	$1,166,819
Accrued expenses	451,490	635,506
Line of credit payable	2,000,000	1,000,000

Total current liabilities	3,571,445	2,802,325
Deferred tax liability	222,632	—
Other long-term liabilities	43,500	—

Total Liabilities	3,837,577	2,802,325

Commitments and Contingencies
Redeemable Class "B" Preferred Stock—noncumulative convertible $.01 par value: authorized 10,000,000 shares; issued and outstanding: May 31, 2001—72,525 shares; Feb. 28, 2002—68,425 shares	179,614	190,377

Shareholders' equity:
Class "A" Preferred Stock—no par value, authorized 1,000 shares; issued and outstanding: May 31, 2001—138 shares; Feb. 28, 2002—138 shares	18,636	18,636
Common Stock—$.01 par value; authorized 100,000,000 shares; issued: May 31, 2001—3,007,819 shares; Feb. 28, 2002—3,027,846 shares	30,278	30,078
Common treasury stock at cost— May 31, 2001—380,959 shares; Feb. 28, 2002—375,959 shares	(7,144,721)	(7,283,165)
Additional paid-in capital	21,344,732	21,122,177
Retained earnings	3,422,157	2,122,172

Total shareholders' equity	17,671,082	16,009,898

Total Liabilities and Shareholders' Equity	$21,688,273	$19,002,600

See notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended February 28,		For the Nine Months Ended February 28,
	2002	2001	2002	2001
NET SALES	$5,500,252	$4,158,786	$16,632,062	$13,097,993
Expenditures
Cost of goods sold	2,913,369	2,051,673	8,643,194	6,212,555
Research and development expense	573,978	731,548	2,058,993	1,886,720
Consulting expense to related parties	15,000	24,000	59,000	72,000
Selling, general and administrative expense	1,167,953	1,006,164	3,906,317	3,110,503

Total Expenditures	4,670,300	3,813,385	14,667,504	11,281,778

Operating income	829,952	345,401	1,964,558	1,816,215
Interest (expense)/income, net	(8,898)	36,187	(3,723)	107,495
Other income	10,203	13,263	39,142	22,026

Income before provision for income taxes	831,257	394,851	1,999,977	1,945,736
Provision for income taxes	290,941	143,331	699,992	706,304

Net income	$540,316	$251,520	$1,299,985	$1,239,432

Basic earnings per common share	$.20	$.10	$.49	$.48

Diluted earnings per common share and equivalents	$.20	$.09	$.48	$.47

Weighted average common shares outstanding	2,648,614	2,594,306	2,640,358	2,556,869
Weighted average common shares outstanding and common share equivalents	2,715,849	2,697,522	2,722,643	2,637,877

See notes to Unaudited Consolidated Condensed Financial Statements.

ALCIDE CORPORATION
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Class "A" Preferred Stock
			Common Stock			Common Treasury Stock
					Additional Paid-in Capital			Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance May 31, 2001	138	$18,636	3,007,819	$30,078	$21,122,177	(380,959)	$(7,283,165)	$2,122,172	$16,009,898
Exercise of stock options			11,494	115	39,861				39,976
Tax benefit from exercise of stock options					59,876				59,876
Net Income								321,101	321,101

Balance August 31, 2001	138	$18,636	3,019,313	$30,193	$21,221,914	(380,959)	$(7,283,165)	$2,443,273	$16,430,851
Exercise of stock options			3,256	33	40,773				40,806
Transferred stock to ESOP						5,000	138,444		138,444
Tax benefit from exercise of stock options					13,386				13,386
Net Income								438,568	438,568

Balance November 30, 2001	138	$18,636	3,022,569	$30,226	$21,276,073	(375,959)	$(7,144,721)	$2,881,841	$17,062,055
Exercise of stock options			5,277	52	44,101				44,153
Tax benefit from exercise of stock options					24,558				24,558
Net Income								540,316	540,316

Balance February 28, 2002	138	$18,636	3,027,846	$30,278	$21,344,732	(375,959)	$(7,144,721)	$3,422,157	$17,671,082

See notes to Unaudited Consolidated Condensed Financial Statements

ALCIDE CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended February 28,
	2002	2001
Cash Flows from Operating Activities:
Net income	$1,299,985	$1,239,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,992,899	1,373,698
Amortization of investment premiums/goodwill	483	11,634
Stock bonus to officers	—	225,400
Common stock issued to employee stock ownership plan	138,444	109,833
Tax benefit from exercise of stock options	97,820	441,841
Deferred income taxes	625,392	264,463
Decrease (increase) in assets:
Accounts receivable—trade	(1,189,038)	320,758
Inventory	(104,982)	(1,219,744)
Prepaid income taxes	(47,620)	(130,800)
Spare parts, prepaid expenses and other current assets	(33,282)	2,595
Long-term investments and other assets	21,205	16,459
Increase (decrease) in liabilities:
Accounts payable	(46,864)	122,163
Accrued expenses	(184,016)	278,339
Unearned revenue	—	172,496
Other long-term liabilities	43,500	(158,000)

Net cash provided by operating activities	2,613,926	3,070,567

Cash Flows from Investing Activities:
Sale of investments	1,493,196	—
Goodwill and other intangibles	—	(422,795)
Acquisition of equipment	(4,543,431)	(3,791,424)

Net cash used in investing activities	(3,050,235)	(4,214,219)

Cash Flows from Financing Activities:
Purchase of Alcide Common Stock	—	(138,750)
Redemption of Class "B" Preferred Stock	(10,763)	—
Borrowing on line of credit	1,000,000	1,000,000
Exercise of stock options	124,935	420,645

Net cash provided by financing activities	1,114,172	1,281,895

Net increase in cash and cash equivalents	677,863	138,243
Cash and cash equivalents at beginning of period	839,103	1,794,723

Cash and cash equivalents at end of period	$1,516,966	$1,932,966

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$130,000	$130,800
Cash paid during the period for interest	$67,549	$1,458

See notes to Unaudited Consolidated Condensed Financial Statements

ALCIDE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

        In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") for the three and nine month periods ended February 28, 2002 and 2001 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2001. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Certain reclassifications have been made to prior year financial statements to conform to current year presentation. The results of operations for the nine month periods are not necessarily indicative of the results to be expected for the full year.

2. Accounts Receivable—Trade consisted of the following:

	February 28, 2002	May 31, 2001
IBA, Inc.	$181,820	$242,081
Other Domestic Distributors	395,187	244,924
International Distributors	1,214,441	851,896
SANOVA Customers	1,944,920	1,195,578
Other Receivables	80,480	93,331

Total Accounts Receivable—Trade	$3,816,848	$2,627,810

3. Inventory consisted of the following:

	February 28, 2002	May 31, 2001
Raw Materials	$484,295	$416,236
Finished Products	692,597	910,245
SANOVA Inventory at Customer Sites	962,438	707,867

Total Inventory	$2,139,330	$2,034,348

On February 1, 2001 the Company purchased the assets of Universal Marketing Services, Inc. (UMS). The assets acquired included inventory sold to UMS by the Company in prior periods. The inventory purchased was recorded at its fair market value of $1,154,467, which amount was subsequently adjusted to $1,100,493 per physical audit. At the end of February, 2002, $48,408 of this inventory remained in "finished products".

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

        Two unsecured advances of $1,000,000 each have been taken on the line of credit, one in February, 2001 and another in June, 2001. Currently both advances are due in September, 2002. The interest rates are approximately 4.3% for the first advance and 3.9% for the second. Interest is paid monthly.

6. Commitments and Contingencies

        As of February 28, 2002 the Company had contracts for future startups of five meat processing operations. It is estimated that 70% to 80% of the assets required for such installations have already been purchased and are classified on the balance sheet as construction in progress.

7. Research and Development Expense

        During management's review of research and development expenses for the purpose of determining allowable expenses for research and development credits for income tax purposes, it came to management's attention that certain expenses that have been classified as general and administrative, more closely relate to research and development. As such, certain prior period general and administrative expenses have been reclassified to research and development expense. Please see the table below for more detail on this reclassification.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
Research and Development Expense	$372,122	$560,481	$1,395,309	$1,355,012
Design and Development Expenses previously reported as General and Administrative	201,856	171,067	663,684	531,708

Total Research and Development Expense	$573,978	$731,548	$2,058,993	$1,886,720

8. Income Taxes

        The income tax provision for the nine month period ended February 28, 2002 consists of:

Federal Income Taxes	$669,690
State Income Taxes	30,302

$699,992

9. Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents of the Company include the dilutive effect of outstanding stock options and warrants, except where their inclusion would be antidilutive. For the three and nine month periods ended February 28, 2002, common stock equivalents excluded because of their antidilutive effect were 95,790 and 93,790 shares, respectively. For the three and nine month periods ended February 28, 2001, 45,897 and 51,290 shares were excluded, respectively.

        Basic and Diluted earnings per share were calculated as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
Net income	$540,316	$251,520	$1,299,985	$1,239,432
Weighted average common shares outstanding	2,648,614	2,594,306	2,640,358	2,556,869
Basic earnings per common share	$.20	$.10	$.49	$.48
Assuming exercise of options reduced by the number of shares which could have been purchased with the proceeds from exercise of such options	67,235	103,216	82,285	81,008

Weighted average common shares outstanding and common share equivalents	2,715,849	2,697,522	2,722,643	2,637,877

Diluted earnings per common share	$.20	$.09	$.48	$.47

10. Recently Issued Accounting Pronouncements

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

        In August, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective for the Company on June 1, 2002). This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual

and Infrequently Occurring Events and Transactions." The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 144.

11. Orders for Future Delivery

        At February 28, 2002 and 2001 the Company had orders for future delivery of $714,113 and $788,537, respectively. The $714,113 orders for future delivery are scheduled for shipment during the period March, 2002 through May, 2002. Data for both years excludes expected sales of SANOVA because contracts with SANOVA customers do not require placement of purchase orders for future delivery. SANOVA sales are based on product usage reported by the customers after the fact.

12. Segment Information

        The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS No. 131) "Disclosures about Segments of an Enterprise and Related Information," during 1998. Following the provisions of SFAS No. 131, the Company is reporting segment information in the same format as reviewed by the Company's management (the "Management Approach"), which is organized around differences in products and services. During fiscal 2001, management determined that due to the growth of the Company's SANOVA business, the Company now has two reportable segments, Animal Health and Surface Disinfectants, and SANOVA Food Antimicrobial Products.

        The Company's reportable segments are strategic business units that offer similar products but to entirely different customers at substantially different selling price and cost of goods sold structures.

        The accounting policies of the segments are the same as those described in Note 2—Summary of Significant Accounting Policies, in the Company's Form 10-K. The Company evaluates performance based on gross margin from the sale of each segment's products.

        Segment net sales, gross margin and assets are as follows:

	Three Months Ended February 28		Nine Months Ended February 28
	2002	2001	2002	2001
Animal Health and Surface Disinfectants
Net Sales—U.S.	$1,252,731	$1,044,345	$4,254,988	$3,703,716
Net Sales—International	$995,703	$837,240	$3,531,057	$3,448,100

Total Net Sales	$2,248,434	$1,881,585	$7,786,045	$7,151,816
Gross Margin	$1,290,888	$1,118,959	$4,428,502	$4,481,225
Assets (at end of period)	$3,533,698	$3,232,775
SANOVA Food Antimicrobials
Net Sales—U.S.	$3,251,818	$2,277,201	$8,846,017	$5,946,177
Gross Margin	$1,295,995	$988,154	$3,560,366	$2,404,213
Assets (at end of period)	$15,526,988	$11,137,398
Not Segment Related
Assets (at end of period)	$2,627,587	$3,973,087
Total
Net Sales	$5,500,252	$4,158,786	$16,632,062	$13,097,993
Gross Margin	$2,586,883	$2,107,113	$7,988,868	$6,885,438
Assets (at end of period)	$21,688,273	$18,343,260

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

Risk and Uncertainty

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

        Within the Animal Health and Surface Disinfectant business segment, all of the Company's animal health products are sold through distributors having exclusive or semi-exclusive rights to specified geographical territories. The loss of a distributor can have a material affect on the Company's sales particularly in the short-term until a replacement is found, contracted and trained in the sale of the Company's products. Further, the company faces well established competition in each of the markets where its animal health products are sold. Such competition, particularly, competition claiming equivalence to the Company's products, can limit the expansion potential for Alcide's products.

        Alcide's Food Safety products participate in a rapidly evolving marketplace which by its nature attracts innovation and competing technologies. The Company's SANOVA sales are based on performance, price and convenience. Introduction of a competitive product better meeting these customer needs could have an impact on the Company's ability to expand its SANOVA business.

        Alcide's business model for its Food Safety business involves a capital investment ranging from $20,000 to $400,000 for each user plant site depending on the size of the operation. The capital investments are depreciated over a five year life while customer contracts range from one to four years. If a substantial number of customers elect not to renew their contracts, non-productive assets would exist until new customers are found.

Financial Condition and Results of Operations

        Net sales of $5,500,252 for the quarter and $16,632,062 for the nine month period ending February 28, 2002 were 32% and 27% higher than for the respective periods last year.

        Sales of SANOVA® food antimicrobial to the poultry and red meat industries totaled $3,251,818 for the quarter ended February 28, 2002, an increase of $974,617 compared to the third fiscal quarter last year, as this new Alcide business continued to expand. At the end of the quarter, 34 poultry plants and 6 red meat plants were utilizing the SANOVA System to improve the quality of their product. Three of the poultry plants were using SANOVA applications both pre-chill and post-chill thus bringing the total to 43 SANOVA operations at quarter's end. SANOVA sales for the nine month period ended February 28, 2002 were $8,846,017, an increase of $2,899,840 or 49% compared to the equivalent nine month period last year.

        The Company's animal health and surface disinfectant sales for the quarter ended February 28, 2002 were $2,248,434, 19% higher than for the third quarter last year. Nine month sales of $7,786,045 were $634,229 or 9% higher than for the nine month period last year.

        Cost of goods sold was 53% of net sales for the quarter and 52% of net sales for the nine month period ended February 28, 2002 as compared to 49% and 47% of net sales for the equivalent periods a year ago. (See page 10, sales and gross margin by business segment).

        Cost of goods sold for the animal health and surface disinfectant segment increased from 37% of net sales during the nine months of last year to 43% during the same period in fiscal 2002. The increased cost of goods sold for the segment was caused primarily by the sale of high valued inventory acquired as part of the UMS acquisition in February, 2001 and by transition to a new distributor and new product launch in France.

        Cost of goods sold as a percentage of sales for the SANOVA business segment were at 60% of net sales for the first nine months of both FY 2001 and FY 2002.

        Research and development expenses for the quarter ended February 28, 2002 were $573,978 compared to $731,548 for the same period last year. The first nine months of FY 2002 research and development expenses were $2,058,993, $172,273 or 9% higher than expenses of $1,886,720 for the equivalent period last year. This increase is primarily due to filling staff positions that were vacant last year coupled with an $87,000 increase in legal expenses focused on potential product approvals and registrations.

        Selling, general and administrative expense was $1,167,953 for the quarter ended February 28, 2002, a 16% increase from the $1,006,164 during the same period last year. Nine month expenses of $3,906,317 were $795,814 or 26% higher than nine month expense last year. Major components of the increase for the nine month period were a $239,000, or 16% increase in engineering, selling and administrative expenses to support the 49% growth in SANOVA sales, coupled with a $304,000 increase in marketing expenses to solidify the animal health and surface disinfectant business segment and a $154,000 increase in variable compensation.

        Interest net was an expense of $8,898 for the quarter and $3,723 for the nine month period ended February 28, 2002, as compared to net interest income of $36,187 and $107,495 for the respective periods a year ago. The decreases are due to lower investable cash resources this year compared to last and the incursion of interest expense, to support asset purchases for the growing SANOVA business. Interest expense for the nine months ended February 28, 2002 was $67,549 as compared to $1,458 for the same period last year.

Liquidity and Capital Resources

        The Company's cash, cash equivalents, short-term investments and U.S. Treasury instruments (included in long-term investments and other assets in fiscal year 2001) totaled $1,516,966 on February 28, 2002, an amount $815,816 lower than at the end of the previous fiscal year. During the first nine months of FY 2002, the Company took a $1,000,000 advance on its $10,000,000 line of credit, bringing the total borrowed to $2,000,000. This additional borrowing, plus net cash flow of $2,613,926 provided by operating activities for the nine month period ended February 28, 2002, funded the investment of $4,543,431 for equipment to support expansion of the SANOVA business.

Outlook
•	SANOVA Food Antimicrobials

The size of the Company's food antimicrobial business continues to expand. The 40 plants in operation on February 28, 2002 are expected to generate annual sales of approximately $14 million. This business segment has been growing at the rate of one to two new plants per month.
•	Animal Health and Surface Disinfectant Products

The worldwide market for teat dip products shows very little growth dynamic because the number of dairy cows decreases as the quantity of milk production per cow increases. Growth, therefore, is dependent on entering new markets and obtaining market share increases in markets currently served. Despite the impact of new competition, the Company has held market share for its products in key market areas. The assumption going forward is that the market for Alcide's udder care products will result in modest growth in year-to-year sales performance as new products are introduced and more emphasis is put into marketing. As part of the UMS acquisition in February, 2001, the Company acquired additional ancillary products for sale to the dairy industry. Such products contributed $600,880 in sales during the nine month period ended February 28, 2002.

During May, the Company will begin the transition to a new distribution network in the United Kingdom. During the transition period, the existing distributor will deplete its inventory of Alcide products and, subsequently, during the first quarter of fiscal 2003 a new distributor will be brought on board. This transition process may have the impact of reducing Alcide sales by $100,000 to $150,000 during the fourth quarter of fiscal 2002.
Recently Issued Accounting Pronouncements
•
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
•
In August, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective for the Company on June 1, 2002). This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 144.
Critical Accounting Policies
•	Revenue Recognition

Sales of SANOVA food antimicrobials are determined by the amount of product treated or gallons of SANOVA used at each processor. Alcide owned inventory is maintained at each customer processing site. Sales are recognized during the month in which inventory is used to disinfect customers product, not at the time of delivery to the customer.

Animal Health and Disinfectant Sales are recorded at the time of shipment to distributors or to end users. The Company provides a limited warranty to its distributor which limits the Company's obligation to replacement of defective product. Such replacements have, for the past several years, been less than .1% of net sales. The distributors have no contractual right to return unsold product.
•	Depreciation and Book Value of SANOVA Plant Assets

Capital investments for SANOVA plant assets are depreciated over a five year life while customer contracts range from one year to four years. As the SANOVA food antimicrobial business has been in existence for less than five years, the Company has no reliable, practical basis on which to assign depreciable life. Management believes, however, based on greater than three years experience that well-maintained assets will be operational beyond five years and, further, that if customers decide not to renew their contracts the assets can be relocated to new customer sites. The cost to maintain the assets as well as the cost to relocate assets, if necessary, would be recorded as a current year cost.

ITEM 3. Legal Proceedings

        None.

PART II.

OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

Exhibit 10.33

        2001 Stock Incentive Plan

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCIDE CORPORATION THE REGISTRANT
Date: April 9, 2002	By:	/s/ JOHN P. RICHARDS John P. Richards President Chief Financial Officer

QuickLinks

ALCIDE CORPORATION INDEX
ALCIDE CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS
ALCIDE CORPORATION UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
ALCIDE CORPORATION UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
ALCIDE CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
ALCIDE CORPORATION NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
  PART I.
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Legal Proceedings
PART II. OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE