Form 10-K
period 2002-05-31
ALCIDE CORP
filed 2002-08-29
CIK 708484

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended: May 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from                  to

Commission file number 0-12395

ALCIDE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2445061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8561 154th Avenue NE, Redmond, Washington 98052
(Address of principal executive offices)

Registrant's telephone number, including Area Code (425) 882-2555

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock—$.01 par value
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting stock held by non-affiliates of the Registrant on August 1, 2002 was approximately $38,663,000. On that date, there were 2,656,167 shares of common stock outstanding, net of Treasury Stock.

        Certain sections of Registrant's definitive Proxy Statement for its 2002 Annual Meeting of shareholders are incorporated by reference into Items 11, 12 and 13 of Part III hereof. Certain sections of Part l of this Form 10-K Annual Report are incorporated by reference into the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders.

Page 1 of 45 pages
Exhibit Index on Page 25

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

B.
Sales Development

        The Company presently sells antimicrobial products to the dairy, health care and food processing industries. Its products include: UDDERgold® Plus, UDDERgold Platinum® and UDDERgold® Germicidal Barrier Teat Dips, Pre-Gold® Germicidal Pre-Milking Teat Dip and 4XLA® Pre- and Post-Milking Teat Dip to the dairy industry; Exspor® Sterilant-Disinfectant and LD® Disinfectant to the health care industry; and SANOVA® antimicrobial intervention to the food processing industry. The Company's sales to date have primarily been derived from UDDERgold Plus, UDDERgold and 4XLA teat dips and SANOVA food processing antimicrobial.

        Total product sales for the fiscal year ended May 31, 2002 were $21,988,690. Export sales to international distributors accounted for $4,377,379, 20% of total sales.

  1.
  Dairy Industry

        Worldwide sales of dairy line products during fiscal year 2002 were $9,265,736 as compared with $9,115,088 in fiscal year 2001. In fiscal 2002, sales to the dairy industry accounted for 42% of the Company's total sales. Should there be a loss of the sales generated by dairy line products, it would have a material adverse effect on the Company.

  U.S. Dairy Industry

        In fiscal 2002, dairy industry sales in the United States were $4,888,357, 53% of total Alcide sales to the dairy industry.

  International Dairy Industry

        Alcide products are sold to the dairy industry in Canada, Latin America, Europe and selected Asian markets through a network of distributors. Sales to the international dairy industry were $4,377,379 in fiscal 2002, or 47% of total sales to the dairy industry.

  Distributor Arrangements

        Alcide sales to the dairy industry are primarily to distributors who have contracted with the Company to distribute the Company's products. In each case the distributor purchases product from Alcide for resale to the end user. Loss of any of the Company's distributors could have a material impact on the Company's sales and earnings.

        On April 26, 2002, Alcide licensed its technology know-how and trademarks associated with its dairy industry products to IBA, Inc. of Millbury, MA, one of its domestic distributors, in a new five year agreement beginning June 1, 2002. Under the agreement, IBA will manufacture products using Alcide's technology and carrying Alcide's trademarks for direct, nonexclusive distribution through IBA's extensive United States distribution network, and will pay Alcide licensing revenue. Alcide revenue on products licensed to and manufactured by IBA will be approximately 44% lower than if such products had been manufactured and sold by Alcide.

        On May 20, 2002, Alcide entered into a new three year contract with Agri-Lloyd International, Ltd. to exclusively market Alcide's dairy industry products in the United Kingdom and the Republic of Ireland starting in late September 2002.

  2.
  Food Processing Antimicrobials (SANOVA)

        In May 1997 the Company entered into an agreement with Novus International, Inc. for Novus' introduction and distribution of SANOVA antimicrobial to the poultry industry. Subsequently, effective December 1, 1998, Alcide assumed direct responsibility for distribution of SANOVA. In February 2001 the Company began to commercialize SANOVA in the red meat industry. During fiscal 2003, Alcide intends to continue the expansion of SANOVA in both the red meat and poultry industries and to enter the fruit and vegetable processing industries, as well as the industry for sausage and comminuted (deli) meat.

        Alcide's fiscal 2002 SANOVA sales have been predominately to the poultry industry and totaled $12,229,362, an increase of 46% over the $8,400,623 SANOVA sales in fiscal 2001. It is expected that SANOVA will continue to be an important and growing contributor to the Company's sales and income expansion. Should there be a loss of sales to the food processing industries, or should growth fail to materialize, there would be a material adverse impact on the Company. In fiscal 2002, SANOVA sales accounted for 56% of total Company sales.

        On May 31, 2002, 38 poultry operations and five red meat operations were using SANOVA under contract with Alcide. Additional contracts for SANOVA expansion are anticipated.

  3.
  Health Care Industry

        The Company markets a line of hard surface sterilants and disinfectants which kills microorganisms and helps reduce the potential for disease transmission via contaminated surfaces. The Company's LD disinfectant and Exspor Sterilant-Disinfectant offer users a combination of broad spectrum efficacy, speed and relative safety.

        Fiscal year 2002 sales of hard surface sterilants and disinfectants were $493,592, or 2% of total sales, as compared with $442,264 in fiscal year 2001.

  4.
  Industry Practices and Backlog Orders

        The Company's invoice terms for the dairy and health care industries conform to those in the chemical industry in general, which are: domestic-30 days, export-60 days.

        Alcide had $602,673 of firm orders on May 31, 2002 for future delivery to dairy industry distributors as compared to orders for future delivery at May 31, 2001 of $803,731. The Company's distributors typically place orders one to four months in advance.

        The Company's invoice terms, product pricing and delivery for food processing antimicrobials are based on contracts with each customer which typically cover one to four years. For large customers (those using more than 15,000 gallons of SANOVA per month) Alcide provides bulk shipments of inventory to the customer and the customer is invoiced at month-end based on the amount of product processed or gallons of SANOVA used. Smaller SANOVA customers are billed at the time SANOVA is shipped to their facilities. Payment in either case is due fifteen to thirty days after billing.

C.
Research and Product Development

        Recognizing that Alcide Corporation's long-term survival and growth is significantly dependent on the strength of its proprietary position, specific emphasis was placed on enhancing the Company's knowledge and understanding of key processes in the field of acidified sodium chlorite vis-à-vis the basis for the antimicrobial performance of the biocidal system, the development of new assay methodologies for anticipated future residue determination needs and the integration of this knowledge into the new product formulation development effort. The key drivers for this renewed focus are the increasingly competitive market place arising from the presence of a number of newly approved technologies (Food Safety) and increasing numbers of generic products (Animal Health). New patent submissions have emanated from this effort and more are expected in the future as the effort continues.

        All of the research and product development activities conducted by the Company during fiscal 2002 were funded by the Company, either under the Company's direct supervision at contract research facilities or in-house.

        A second and significant component of the 2002 research and development program was the emphasis placed on regulatory affairs as the Company is faced with increasingly more stringent and sophisticated demands from the regulatory agencies that control introduction of products to the market. While the Company typically depends on contract assistance to submit registrations in foreign markets, all submissions, support documentation and any supportive data that may be needed are generated and compiled in-house by Alcide's own regulatory specialists.

        While many of the research and development programs undertaken by the Company and described hereafter, give evidence of possible success, the nature of research, coupled with the necessity for regulatory approval is such that there can be no assurance of ultimate program success or that any resulting product may be commercially viable.

  1.
  Food Safety

        During fiscal 2002, Food Safety research and development activities were heavily weighted toward process validation under commercial conditions. Four process development engineers and one to two Food Safety technicians were devoted full-time to this activity during the fiscal year with primary activities directed toward documenting shelf-life extension for various produce items, process validation work on sausages and comminuted meats and process development for red meat parts and trim. These efforts were supported by Alcide's laboratory staff and outside consultants having expertise in produce and meat processing.

        Significant progress was made on the regulatory front during fiscal 2002. In order to break the label claim dead-locks that have arisen from the existence of dual Environmental Protection Agency/Food and Drug Administration jurisdiction over antimicrobial products that are to be used on produce, it was necessary to develop some innovative approaches to the various agencies. Evidence of the success of the Company's approach became apparent in the March 2002 granting by EPA of a "time-limited" approval to add pathogen reduction claims to the SANOVA label for use on produce. The Company is not aware of any other antimicrobial product that is approved for use in the produce area and that has pathogen reduction claims. Under its new approval, Alcide has a two-year period of time in which to develop and submit additional performance data to EPA in support of this new claim. Likewise, the Company's FDA approvals, that permit the use of SANOVA on what is now a wide variety of meat types, have resulted in the identification of certain gaps in United States Department of Agriculture's regulations. This has again meant that the Company has been placed in the situation of having to be the first to negotiate to close these gaps with the agency. The granting of approvals for use of SANOVA on post-chill red meats without need for labeling (early 2001) and the product's use on processed, comminuted and formed meat products (December 2001), again, without need for labeling are two examples of the success of the Company's efforts.

        In fiscal 2003, the primary focus of Alcide research and development will be in three key areas. The first of these will be the development and submission of a Food Additive Petition to further expand the dose levels of acidified sodium chlorite that are currently approved on seafood. The second area of focus is expected to be in the development of the additional performance data that will be necessary to extend the current "time-limited" SANOVA pathogen reduction claims for produce into a full claim for the product. Finally, the third key area of focus in fiscal 2003 is expected to be in the expansion of approvals for SANOVA use on foods into the international market. Several large markets with significant potential for use of the SANOVA process have already been identified and efforts will therefore be focused on the submission of an "international registration dossier" into each of these new markets seeking ultimate acceptance for all of the currently approved domestic uses.

  2.
  Animal Health Products

        Primarily, developments in support of this business unit during fiscal 2002 focused on two key areas: the finalization of formulation efforts for a new teat dip product targeted for ultimate introduction into the US market; and the regulatory approval and launch of the Company's newest product into the European market. Significant discoveries in the basic chemistry and excipient interaction areas have led to unique findings which management believes are patentable. As a part of these efforts, elements of the chemistry discoveries of the last year were also submitted for patent approval to further extend the proprietary coverage of the Company's teat dip technology.

        Within Europe, submissions have now been made in all key markets seeking approval for the Company's first new product introduction in this market area in ten years. UDDERgold Platinum represents an advance over the original UDDERgold product in both performance and conditioning capabilities. Approvals and launches have already occurred in France and Hungary with more expected during 2003. Approval for the new product was also attained in Canada during fiscal 2002.

        During fiscal 2003, new product development efforts will continue focus ing on the creation of formulations that further improve performance, conditioning and other product characteristics of importance to the end user. Significant effort will continue to be placed in the regulatory area as the approvals for UDDERgold Platinum continue processing.

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

  1.
  Patents

        The Company owns the following issued United States patents:

    U.S. Patent No. 4,891,216
    "Disinfecting Compositions and Methods Therefor"

    U.S. Patent No. 4,956,184
    "Topical Treatment of Genital Herpes Lesions"

    U.S. Patent No. 4,986,990
    "Disinfection Method and Composition Therefor"

    U.S. Patent No. 5,019,402
    "Composition and Procedure for Disinfecting Blood and Blood Components"

    U.S. Patent No. 5,100,652
    "Disinfecting Oral Hygiene Compositions and Process for Using the Same"

    U.S. Patent No. Re. 36,064
    "Disinfection Method and Composition Therefor"

    U.S. Patent No. 5,252,343
    "Method and Composition for Preventing and Treatment of Bacterial Infections"

    U.S. Patent No. Re. 37,263
    "Anti-inflammatory Formulations for Inflammatory Diseases"

    U.S. Patent No. 5,389,390
    "Process for Removing Bacteria from Poultry and Other Meats"

    U.S. Patent No. 5,597,561
    "Adherent Disinfecting Compositions and Method of Use in Skin Disinfection"

    U.S. Patent No. 5,628,959
    "Composition and Method for Sterilizing Dialyzers"

    U.S. Patent No. 5,651,977
    "Adherent Disinfecting Compositions and Methods Related Thereto"

    U.S. Patent No. 5,667,817
    "Method and Composition for the Prevention and Treatment of Female Lower Genital Tract Microbial Infections"

    U.S. Patent No. 5,772,985
    "Composition and Methods for Treatment of Skin Lesions"

    U.S. Patent No. 6,063,425
    "Method for Optimizing the Efficacy of Chlorous Acid Disinfecting Sprays for Poultry and Other Meats"

    U.S. Patent No. 6,096,350
    "Compositions and Methods for Prevention and Treatment of Diseases Associated With Honey Bees"

    U.S. Patent No. 6,120,731
    "Frozen Chlorine Dioxide-Containing Composition and Methods Related Thereto"

    U.S. Patent No. 6,123,966
    "Stabilized Two-Part Disinfecting System and Compositions and Methods Related Thereto"

        Two additional U.S. patent applications are pending. Numerous corresponding foreign applications are issued or pending.

        The Company's original patent, U.S. Patent No. Re. 31,779, expired in the United States on April 18, 1995. That patent was directed to disinfecting a substrate using a lactic acid/sodium chlorite composition. The Company's second patent, U.S. Patent No. 4,330,531, expired in the United States on May 18, 1999, and was directed to a lactic acid/sodium chlorite gel formulation.

  2.
  Trademarks

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

        These same marks, as well as UDDERgold Platinum®, have been registered outside of the U.S. in markets where the Company has determined that there is a commercial opportunity for the appropriate product area. For translation reasons, the mark DIPPINguld® has been determined to be more appropriate than DIPPINgold® in certain foreign countries. Therefore, the spelling variant DIPPINguld® has been registered in Denmark, Norway, Finland and Sweden.

E.
Raw Materials

        Various Alcide products include in their formulations chemical components available from few (and in some cases only one) suppliers. Formulation alternatives exist for each single-sourced material; however, changing formulations could result in higher raw material costs and/or the necessity to obtain regulatory clearance for the changed formulation.

F.
Competition

        The Company competes in substantially all of its markets on the basis of quality and technical innovation. A number of companies have announced their intention to introduce, or are believed to be in the process of developing, a variety of products designed to perform some of the functions of Alcide products. Additionally, there exist in the marketplace, products that are known to be competitive with the Company's products.

        The dairy market into which UDDERgold Plus, UDDERgold Platinum, UDDERgold, Pre-Gold and 4XLA teat dips are sold is a highly fragmented worldwide market in which major specialty chemical companies compete. The major classes of products sold in this market are iodophors and chlorhexidines. The expiration on May 18, 1999 of the Company's U.S. patent 4,330,531, which covered Alcide's UDDERgold formulation, allows competing lactic acid based acidified sodium chlorite products to enter the marketplace. ABS Global, Inc., the Company's former distributor, and at least two other U.S. distributors have introduced such products. Management believes, however, that the expired patent's technology is inferior to that represented by Alcide's more recent patents.

        The market for disinfection of food products is dynamic and rapidly emerging as a result of consumer concern and U.S. Government regulatory activity. A number of technologies are directed at reduction of food borne pathogens. Of these, trisodium phosphate and peroxyacetic acid are used within the poultry processing industry in a manner similar to the Company's product, SANOVA. Chlorine dioxide and ozone have been tested in poultry chiller waters, but have not been broadly accepted by the industry. Irradiation technology has been approved by USDA and FDA, but is not broadly used by the poultry or red meat industries and, in the limited cases where irradiation is used, the process may involve a secondary treatment outside the processing plant. Steam, hot water, organic acid and peroxyacetic acid rinses are broadly used in the red meat industry on carcasses prior to chilling for pathogen control. Ultra high pressure technology is being used in the fruit juice industry for juice pasteurization and potentially may be utilized in the future as an antimicrobial intervention for sausage and other processed food products. Cetylpyridinium chloride and other chemical intervention technologies may at some point in the future compete with SANOVA. The Company is not aware of any established competing products for post-chill pathogen control application to either red meat or poultry products. However, market conditions within the food processing industry are such that additional competition is likely.

G.
Government Regulation

1.
Dairy Industry

        The Company's products sold to the dairy industry require registration for sale in a number of international markets. UDDERgold teat dip has been registered in Canada, the United Kingdom, Republic of Ireland, Denmark, The Netherlands, Spain, Portugal, New Zealand, Brazil, France, Italy, Chile, Colombia, Argentina, South Korea and India. The product is legally sold without formal registration in the United States, Greece, Hungary and Mexico.

        4XLA teat dip has been registered in Canada, The Netherlands, Republic of Ireland, Switzerland, New Zealand, Chile, Denmark, Brazil, Portugal, Colombia and Argentina. The product is legally sold without formal registration in the United States, Mexico, Belgium, Italy, Spain and Cyprus.

        UDDERgold Plus sales have been expanded to include Japan and Taiwan in addition to the United States, without formal registrations.

        UDDERgold Platinum has been released in Hungary after receiving approval as a variation of the UDDERgold product. Similar applications are pending approval in other European markets, as well as Canada.

  2.
  Food Processing Industry

  a.
  Poultry

        The Company's Food Additive Petition for pre-chill use of SANOVA was approved by FDA in April, 1996 and by USDA in January 1998. Additional approval for use of the product in Canada was received in September 1999. The product is now actively marketed and is being utilized by a number of major poultry processing companies.

        In May 2001 the Company's Food Additive Petition for post-chill use of SANOVA on poultry was approved by the FDA and by USDA. The product is now being used for this purpose by four major processing plants.

    b.
    Red Meat

        The Company's Food Additive Petition was approved by FDA in March 1998 and subsequently by USDA in February 2000. In February 2001 the Company resolved labeling issues with USDA, which determined that use of SANOVA as a post-chill application on beef would not require supplemental product labeling. This event enabled the Company to begin product commercialization. Four customers are presently using SANOVA for red meat carcass disinfection prior to chilling and two customers are utilizing the product as an antimicrobial intervention on beef parts and trim after chilling and boning. During the year, the Company conducted several process validation studies directed at mitigating the initial processing and organoleptic problems encountered with application to parts and trim. Management believes that the process validation trials have been successful and hopes that this should lead to further expansion in this industry segment.

        SANOVA use on cooked ready-to-eat sausages, comminuted meats and ready-to-eat deli products was approved by FDA and USDA in June 2001. Subsequently, in October 2001, USDA raised issues concerning the degree to which SANOVA use would require supplemental labeling of treated product. In January 2002, USDA concluded that no labeling would be required. Subsequently, in March 2002, the Company began process validation studies under commercial conditions with several major processing companies. Commercialization of SANOVA use in this market category is expected to begin during this fiscal year.

    c.
    Fruits and Vegetables

        In December 1998 Alcide submitted a Food Additive Petition to the FDA for the use of SANOVA on raw agricultural commodities (fruits and vegetables). The petition was approved in September 1999. The EPA concurrently stated that it intended to exert its regulatory authority over this area. Subsequently, in March 2001 EPA granted its approval for use of SANOVA on intact fruits and vegetables in processing plants. Marketing an antimicrobial intervention under EPA authority requires supplemental registration by the EPA authorities in each of the fifty states. The Company began to receive such state approvals during the fourth fiscal quarter of 2002 and at fiscal year end approximately one half of the states had approved SANOVA use on intact fruits and vegetables.

        In April 2002, the use of SANOVA on cut, sliced and processed fruits and vegetables was granted by the FDA, which has sole regulatory authority over this market segment. This, combined with the earlier EPA approval for intact fruits and vegetables, now allows for SANOVA commercialization within a limited part of the produce industry. Commercialization efforts are expected to begin during this fiscal year.

  3.
  Sterilants/Disinfectants

        The Company's line of hard surface sterilants and disinfectants are regulated in the U.S. by the EPA and FDA. Appropriate EPA and FDA approvals for sale and manufacturing have been obtained.

H.
Employees

        The corporate office and laboratory staff of 22 employees occupy a 6,751 square foot leased facility in Redmond, Washington. Alcide's engineering, operations and maintenance staff of 15 employees occupy a 6,240 square foot leased office and warehouse facility in St. Louis, Missouri. In addition, the Company employs 7 field maintenance employees, 2 technical representatives and 4 sales management/marketing employees.

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

J.
Manufacturing

        All manufacturing of the Company's Animal Health and sterilant and disinfectant products is performed by contract manufacturers having appropriate FDA registration approval for such manufacturing. Product released for sale is dependent on quality control testing by Alcide. A change in contract manufacturers, however, would require qualification of the manufacturer (if not already qualified) by the FDA and by some international FDA equivalent. Such change could adversely affect Company sales short-term. Many qualified manufacturers regularly compete in the contract packaging marketplace. Under the new licensing arrangement with IBA, (see Distributor Arrangements on page 4) IBA will be responsible for manufacturing its own products.

        SANOVA is manufactured and diluted at each customer's site, utilizing raw materials supplied by Alcide and mixed, diluted and pumped in micro-processor controlled equipment owned by Alcide.

ITEM 1A. Executive Officers of the Company

        The persons listed in the following table are the current executive officers of the Company. Officers are elected annually. There is no family relationship among any of the directors or executive officers, and none of the persons has been involved during the past five years in any legal proceedings described in applicable Securities and Exchange Commission regulations.

Name	Age	Positions with the Company and Principal Occupation or Employment during the past Five Years	Executive Officer Since
Joseph A. Sasenick	62	Chairman of the Board of the Company since April 2001. Director of the Company since 1991; Chief Executive Officer since 1992; President 1992 until April 2001; Chief Operating Officer of the Company from February 1991 to February 1992; Chief Executive Officer and Chairman of the Board of Alcide Food Safety, Inc., a wholly owned subsidiary of Alcide Corporation, since January 1999. Presently serves on the Board of Directors of the Washington Biotechnology and Biomedical Association, and the Technology Alliance, a special program of the Greater Seattle Chamber of Commerce. Previously held senior management positions at Abbott Laboratories and The Gillette Company.	1991
John P. Richards	60	President since April 2001; Chief Financial Officer since 1991; Secretary since 1994; Executive Vice President from 1991 until 2001. President Alcide Food Safety since January 1999. President of Tartan Marine Company from June 1983 to November 1990. Previously held various financial and operational management positions at Abbott Laboratories from 1968 to 1983.	1991
G. Kere Kemp	52	Executive Vice President, Chief Scientific Officer of the Company since March 1998; previously Director, Animal Health Research and Vice President, Clinical Research, August 1992 to March 1998. Prior to employment at Alcide, worked for Pfizer, Inc. animal health group for sixteen years in various research and management positions.	1992
James L. Winter	51	Corporate Vice President and General Manager, Animal Health since February 2001. Prior to employment at Alcide, served as General Manager and Chief Operating Officer of Universal Marketing Services, Inc. from 1998 to 2001. Previously worked for ABS Global for 23 years in various sales, marketing and management positions.	2001

ITEM 2. Properties

        The Company's SANOVA food antimicrobial is stored, mixed and applied on site at each customer's plant by means of equipment owned by Alcide. Alcide's aggregate cost for equipment at processing plants on May 31, 2002 was $14,400,000. In addition, the Company had purchased SANOVA equipment components and construction in progress totaling $3,000,000 on May 31, 2002. Each new plant utilizing the SANOVA System will require an investment estimated at between $20,000 and $500,000, depending on plant size.

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

        The following table sets forth the high and low stock prices of the Common Stock on NASDAQ for the fiscal quarters indicated, as reported by NASDAQ.

Common Stock	High	Low
Year Ended May 31, 2001
First Quarter	19.88	13.50
Second Quarter	37.00	14.06
Third Quarter	33.00	21.50
Fourth Quarter	34.50	19.69
Year Ended May 31, 2002
First Quarter	34.00	26.95
Second Quarter	30.80	20.40
Third Quarter	25.75	21.96
Fourth Quarter	25.25	22.00

        No dividends were declared or paid for these periods. The Company has never paid dividends on its Common Stock. The Company currently intends to retain future earnings for use in its business and, therefore, does not anticipate paying cash dividends in the foreseeable future.

        On August 1, 2002, there were approximately 1,440 Common stockholders of record.

ITEM 6. Selected Financial Data

	Fiscal Years Ended
	May 31, 1998	May 31, 1999	May 31, 2000	May 31, 2001		May 31, 2002
Net sales	$12,998,952	$11,220,528	$12,440,449	$17,957,975		$21,988,690
Net income (loss)	3,222,723	(974,463)	(447,073)	1,537,525	*	1,781,252
Diluted earnings (loss) per common share and equivalents	1.16	(.38)	(.18)	..58	*	..65
Total assets	16,369,337	15,619,987	14,530,321	19,002,600		21,865,333
Long-term obligations	—	316,000	158,000	—		26,346
Redeemable Preferred Stock	212,936	190,377	190,377	190,377		179,614

Selected Quarterly Financial Data for the Years Ended May 31, 2001 and May 31, 2002 (unaudited)

	Net Sales	Gross Profit	Net Income		Diluted Earnings per Share
Year Ended May 31, 2001
First Quarter	$4,246,569	$2,227,310	$381,431		$.15
Second Quarter	4,692,638	2,551,016	606,481.23
Third Quarter	4,158,786	2,107,113	251,520	*	.09	*
Fourth Quarter	4,859,982	2,154,668	298,093	*	.11	*

Total for Year	$17,957,975	$9,040,107	$1,537,525		$.58

Year Ended May 31, 2002
First Quarter	$5,399,830	$2,629,130	$321,101		$.12
Second Quarter	5,731,980	2,772,855	438,568.16
Third Quarter	5,500,252	2,586,883	540,316.20
Fourth Quarter	5,356,628	2,441,291	481,267.18

Total for Year	$21,988,690	$10,430,159	$1,781,252		$.65

*
If Statement of Financial Accounting Standards, ("SFAS") No. 142, "Goodwill and Other Intangible Assets", had been in effect in fiscal 2001 and goodwill had not been amortized, net income for the year ended May 31, 2001 would have been $1,565,849 and diluted earnings per share would have been $.59. For the last two quarters of fiscal 2001, net income would have been $258,452 and $319,485 respectively and diluted earnings per share would have been $.10 and $.12, respectively.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Risk and Uncertainty

        This report includes forward looking statements which involve risk and uncertainty including, without limitation, risk of dependence on patents, trademarks, third party suppliers, market acceptance of and demand for the Company's products, distribution capabilities and the development of technology and government regulatory approval thereof.

        Sentences or phrases that use words such as "believes", "anticipates", "hopes", "plans", "may", "can", "will", "expects" and others are often used to flag such forward looking statements but their absence does not necessarily mean a statement is not forward looking. Such statements reflect management's current opinion and are designed to help readers understand management's thinking. By their very nature, however, such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expected or projected. Readers are cautioned not to place undo reliance on these forward looking statements which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        Substantially all of the Company's products are subject to regulatory approval of or control by various governmental agencies such as the Food and Drug Administration, Department of Agriculture and Environmental Protection Agency in the United States and their equivalents in international markets. The exercise of control and regulatory authority by these agencies can have a material effect on the Company's business directly as it relates to the Company's products and indirectly as it may relate to competitors' products.

        Within the Animal Health and Surface Disinfectant business segment, all of the Company's Animal Health products are sold through distributors having exclusive or semi-exclusive rights to specified geographical territories. The loss of a distributor can have a material effect on the Company's sales, particularly, in the short-term until a replacement is found, contracted and trained in the sale of the Company's products. Further, the Company faces well established competition in each of the markets where its Animal Health products are sold. Such competition, particularly, competition claiming equivalence to the Company's products, can limit the sales potential for Alcide's products.

        Alcide's Food Safety products participate in a rapidly evolving marketplace which by its nature attracts innovation and competing technologies. The Company's SANOVA sales are based on performance, price and convenience. Introduction of competitive products better meeting these customer needs can have a material impact on the Company's ability to sell and expand the use of its SANOVA products.

        The Company's business model for its Food Safety business involves a capital investment ranging from $20,000 to $500,000 for each user plant site depending on the size of the operation. The capital investments are depreciated over a five-year life while customer contracts range from one to four years. If a substantial number of customers elect not to renew their contracts, non-productive assets would exist until new customers are found. However, the Company's experience after four years in the Food Safety business is that all customers have renewed their contracts.

        Occasionally, the Company also incurs installation costs of between $80,000 and $120,000 to install the SANOVA equipment components at the customer site and connect the components with plumbing and electrical interfaces to put the system into operation. The capital investments are depreciated over a five-year life. Installation costs are depreciated over the shorter of a five-year life or the contract term.

Critical Accounting Policies

  •
  Revenue Recognition
  Revenue from sales of SANOVA food antimicrobials is recognized based on the terms of the Company's contracts with individual customers. For customers using more than 15,000 gallons of SANOVA per month, Alcide provides bulk shipments of inventory to the customer and the customer is invoiced at month-end with revenue recognized based on the amount of product processed or gallons of SANOVA used. All other customers are invoiced and revenue is recognized at the time SANOVA is shipped to their facilities. Payment in either case is due fifteen to thirty days after billing.

    Animal Health and Surface Disinfectant sales are recognized at the time of shipment to distributors or to end users. The Company provides a limited warranty to its distributors which limits the Company's obligation to replacement of defective product. Such replacements have, for the past several years, been less than .1% of net sales. The distributors have no contractual right to return unsold product.

  •
  Depreciation and Book Value of SANOVA Plant Assets
  Capital investments for SANOVA plant assets are depreciated over a five-year life, while customer contracts range from one year to four years. As the SANOVA food antimicrobial business has been in existence for less than five years, the Company has a limited, practical basis on which to assign depreciable life. Management believes, however, based on four years experience, that well-maintained assets will be operational beyond five years and, further, that if customers decide not to renew their contracts, the assets can be relocated to new customer sites. The cost to maintain the assets is charged to operations.

Commitments and Contingencies

        Leases: The Company leases certain property and vehicles under non-cancelable operating leases that expire through May 2004. Insurance, utilities and maintenance expenses are borne by the Company. There are no contingent rentals or sublease rentals.

        Line of Credit Payable: The Company has a $10,000,000 unrestricted line of credit with US Bank. The line of credit's current expiration date is August 31, 2003. Two unsecured advances of $1,000,000 each have been taken on the line of credit, one in February 2001 and another in June 2001. Currently, both advances are due in September 2002. The interest rates are approximately 4.3% for the first advance and 3.9% for the second. Interest is paid monthly.

        SANOVA Agreements: The Company has signed contracts with poultry and beef processing plants for SANOVA systems to be installed in FY 2003, which will cost approximately $2,100,000. As of May 31, 2002, $1,200,000 of the equipment required had been purchased and recorded as construction in progress. The Company had also purchased an additional $1,800,000 of SANOVA equipment components on May 31, 2002 to support future anticipated growth.

        Employment Agreements: One officer has a one year, automatically renewable, employment agreement which obligates the Company to a salary of $260,253 per year. Bonus compensation of 100% of base pay can be earned at the discretion of the Board of Directors.

        Redeemable Class "B" Preferred Stock: On September 30th of each year, the Company redeems a portion of its outstanding Series 2 Class "B" Preferred Stock. The amount redeemed is equal to .7% of the Company's prior year net income. As the Company recorded net income of $1,781,252 in fiscal 2002, it will redeem 4,750 shares of Series 2 Stock on September 30, 2002 for $12,469.00. This will leave a total of $167,145 of Class "B" Preferred Stock to be redeemed in subsequent fiscal years.

        The Company currently has no commitments beyond fiscal 2004 other than the redemption of Class "B" Preferred Stock. The future amounts to be redeemed depend upon future net income and are not yet known. The following table summarizes the above commitments.

	Less than 1 year	FY 2004
Operating Leases	$172,766	$120,639
Line of Credit Payable	2,000,000	—
SANOVA Agreements	875,000	—
Employment Agreements	260,253	—
Redeemable Class "B" Preferred Stock	12,469	—

Total Contractual Commitments	$3,320,488	$120,639

Financial Condition and Results of Operations

Fiscal Year 2002 as Compared with 2001

Net Sales

        Fiscal year 2002 sales of $21,988,690 were 22% higher than fiscal 2001 sales reflecting primarily increased SANOVA sales volume.

        Sales of SANOVA antimicrobial for the fiscal year ended May 31, 2002 were $12,229,362, an increase of $3,828,739, or 46% versus SANOVA sales during the preceding fiscal year. The SANOVA sales increase is a direct result of operations added during fiscal 2001 and fiscal 2002. On May 31, 2002, 38 poultry operations and 5 red meat operations were utilizing the SANOVA system to improve the quality of their product.

        The Company's Animal Health and Surface Disinfectant sales for the fiscal year ended May 31, 2002 were $9,759,328, an increase of $201,976, or 2% over fiscal 2001 reflecting a $841,374 increase in surface disinfectant and ancillary product sales to distributors offset by a decrease of $639,398 in sales of teat dips.

Cost of Goods Sold

        Cost of goods sold was 53% of net sales for fiscal 2002 as compared to 50% of net sales for fiscal 2001. (See page 34 for net sales and gross margin by business segment).

        Cost of goods sold for the Animal Health and Surface Disinfectant segment increased from 41% of net sales during fiscal 2001 to 43% of net sales in fiscal 2002. The increased cost of goods sold as a percentage of net sales for the segment was caused primarily by the transition to a new distributor and new product launch in France and increased sales in a new line of ancillary products which have a lower gross margin.

        Cost of goods sold as a percentage of sales for the SANOVA business segment were 60% of net sales for fiscal 2002 versus 59% of net sales for fiscal 2001. The increase as a percentage of sales was caused primarily by the under-utilization of equipment during production stoppages at two SANOVA customers during part of fiscal 2002.

Research and Development Expense

        Research and development expenses of $2,639,877 for the fiscal year ended May 31, 2002, were 6% or $160,026 higher than incurred in fiscal 2001. The increase was caused primarily by filling staff positions that were vacant during the preceding year coupled with a $101,000 increase in expenses paid to regulatory consultants hired to assist in registration of SANOVA for new product categories.

Selling, General and Administrative Expense

        Selling, general and administrative expense of $5,127,686 for fiscal year 2002 was $876,327, or 21% higher than expenses for fiscal 2001. Major components of the increase were $293,000, or 14% increase in engineering, selling and administrative expense to support the 46% increase in SANOVA sales revenue coupled with a $318,000 increase in marketing expenses to solidify the Animal Health and Surface Disinfectant business segment and a $154,000 increase in variable compensation expense.

        If SFAS No. 142 had been in effect during fiscal 2001 and goodwill recorded in February 2001 had not been amortized, selling general and administrative expense would have been $4,207,831 instead of $4,251,359.

Interest Income and Interest Expense

        Interest income was $71,728 for the fiscal year ended May 31, 2002, a substantial decrease from the $139,333 earned during fiscal 2001. The decrease was due to lower investable cash resources and lower prevailing short-term interest rates.

        Fiscal 2002 interest expense of $88,597 was substantially higher than the $18,229 incurred during fiscal 2001 as a direct result of borrowing on the Company's line of credit to support asset purchases for the growing SANOVA business.

Income Taxes

        During fiscal 2002, the Company recorded income tax expense of $838,235 at an effective tax rate of 32%, as compared to an income tax expense of $825,360 at an effective rate of 34.9% during fiscal 2001. The lower rate recorded for fiscal 2002 reflects primarily the cumulative benefit of research and development tax credits and extraterritorial income exclusion.

        The Company expects its effective rate for fiscal 2003 to be approximately 33% to 35% of pretax income.

Fiscal Year 2001 as Compared with 2000

Net Sales

        Fiscal year 2001 net sales of $17,957,975 were $5,517,526, 44% higher than fiscal year 2000 sales.

        Sales of SANOVA food antimicrobial for fiscal 2001 were $8,400,623, an increase of $4,511,436, 116% vs. SANOVA sales during the preceding fiscal year. Twenty-eight poultry plants, processing approximately five billion pounds of poultry annually and representing roughly 16% of the total chicken market, were utilizing the SANOVA System to improve the quality of their product at fiscal year end. One beef plant was using the SANOVA System at fiscal year end. The Company's Animal Health and Surface Disinfectant sales for the twelve month period ended May 31, 2001 were $9,557,352, an increase of $1,006,090, 12% over fiscal 2000. The sales increase occurred primarily through increased sales to the Company's established distributors.

Cost of Goods Sold

        Cost of goods sold as a percentage of sales was 50% for the fiscal year ended May 31, 2001, a decrease of ten points from the 60% of net sales for the same period last year. Cost of goods sold for the Animal Health and Surface Disinfectant business segment was at 41% in both fiscal 2000 and fiscal 2001. SANOVA cost of goods sold as a percentage of sales improved substantially from 102% to 59% from FY 2000 to FY 2001 and this growing business segment accounted for the entire improvement in cost of goods as a percentage of sales. (See Segment Reporting, page 34).

Research and Development Expense

        Research and development expenses of $2,479,851 for the fiscal year ended May 31, 2001 were $684,598, or 38% higher than for fiscal 2000 primarily as a result of process development engineering expenses related to development of SANOVA applications for red meat parts/trim and red meat carcass interventions.

Selling, General and Administrative Expense

        Selling, general and administrative expenses of $4,251,359 for fiscal 2001 were $196,622, or 5% higher than for fiscal 2000. The increase reflects the addition of new employees to support the Company's 44% sales increase.

Interest Income, Net

        Interest income, net of interest expense was $121,104 for fiscal 2001, an amount $131,015 lower than in fiscal 2000. The decreased amounts of interest result essentially from lower investable cash resources in fiscal 2001 as compared to the previous fiscal year, and also to interest expense of $18,229, while no such interest expense was incurred in the previous fiscal year.

Income Taxes

        During fiscal 2001, the Company recorded income tax expense of $825,360 at an effective tax rate of 34.9%, as compared to an income tax benefit recorded for fiscal 2000 in the amount of $229,510 at an estimated effective rate of 34% of the pre-tax loss incurred in fiscal 2000. The increase in the tax rate from fiscal 2000 to fiscal 2001 was due to income subject to state taxation.

Liquidity and Capital Resources

        The Company's cash equivalents, short-term investments and US Treasury instruments totaled $2,847,581 on May 31, 2002 as compared to $2,332,782 on May 31, 2001. During fiscal 2002, net cash provided by operating activities was $4,737,487. An additional $1,000,000 was generated through a draw on the Company's $10,000,000 line of credit (resulting in a cumulative $2,000,000 draw on the line of credit). These cash resources were used for the acquisition of equipment totaling $5,359,256. The Company also received $147,814 as cash receipts from the exercise of stock options and redeemed a portion of its Class B Preferred Stock for $10,763. At this time, the Company expects to fund its existing operations and growth with cash generated by operations. If growth exceeds current expectations, it may be necessary to take additional advances on the Company's line of credit.

Outlook

  •
  SANOVA Food Quality System
  Management expects the size of the Company's food antimicrobial business will continue to expand. During fiscal 2002, 14 operations were added to the SANOVA business and sales increased 46% as compared to the prior year. The addition of customers during the fiscal year, is expected to cause a further increase in SANOVA sales as the annualized effect is realized during fiscal 2003. In addition, the Company expects to add new customers during fiscal 2003. As of July 31, 2002 four such operations were added and an additional three new installations were progressing through start-up.

  •
  Animal Health and Surface Disinfectant Products
  The worldwide dairy herd is decreasing slightly as cows become more productive partly through the increased use of mastitis prevention products such as those marketed by Alcide. In addition, the Company now faces direct competition from products similar to its products UDDERgold®, UDDERgold Plus, and 4XLA®. Despite these conditions, management believes that the market position enjoyed by its products, coupled with the strength of the Company's distribution network will enable Alcide to maintain or improve its level of udder care sales in fiscal 2003.

Recently Issued Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002 (effective for the Company on June 1, 2003). The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability will be expensed. Management is currently assessing the impact of this statement on the Company's financial position and results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 (effective for the Company on June 1, 2002). This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. Adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company does not expect the adoption of SFAS No. 146 to have a material impact upon the Company's financial position or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company is not significantly exposed to market risks arising from changes in interest rates as its cash and marketable securities of $2,847,581 at May 31, 2002 are in close approximation to its short term borrowings and, therefore, changes in prevailing interest rates paid for borrowing would tend to be offset by changes in interest received for investments.

        Further, at its present growth rate, the Company expects to be in a balanced cash position during fiscal 2003.

        Lastly, the Company's policy is to invest any excess cash resources in low risk, short-term and intermediate-term US Treasury instruments and bank money market funds to minimize market risks.

        The Company has no foreign currency exposure. All of its transactions with international distributors are denominated in US dollars.

ITEM 8. Financial Statements and Supplementary Data

        Reference is made to pages 13 and 28 through 41 of Form 10-K.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

        On May 24, 2002, Alcide Corporation decided to dismiss Arthur Andersen LLP (Andersen) as its independent auditors and appoint KPMG LLP (KPMG) as the Company's independent auditors. The decision not to renew the engagement of Andersen and to select KPMG was approved by the Company's Board of Directors upon the recommendation of its Audit Committee.

        The change in the Company's certifying accountant was reported on Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on May 29, 2002 and June 21, 2002, respectively.

PART III

ITEM 10. Directors and Executive Officers

        This information is incorporated by reference from the Sections captioned "Item 1-Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders. Information regarding executive officers is presented under the heading "Executive Officers of the Company" in Part I, Item 1A of this Report.

ITEM 11. Executive Compensation

        For the fiscal year ended May 31, 2002, directors who do not have a consulting or an employment agreement with the Company received $1,000 cash compensation per Board of Directors meeting attended and committee meeting attended, unless held concurrently, a $6,000 cash retainer and a grant of stock options having an aggregate exercise price of $25,000 based on the fair market value of the Common Stock on the date of grant. In the past fiscal year, this compensation applied to William G. Spears and Charles A. Baker. It did not apply to Kenneth N. May who had a consulting arrangement with the Company, to Thomas L. Kempner who benefited indirectly from a consulting arrangement between the Company and Loeb Partners Corporation or to Joseph A. Sasenick, who received a salary as an officer of the Company.

        The following table summarizes compensation earned in fiscal years ended May 31, 2002, 2001 and 2000 by the Chief Executive officer and three other executive officers whose aggregate salary and bonus exceeded $100,000 in the most recent fiscal year (the "Named Executive Officers").

Summary Compensation Table

Long-Term Compensation Awards
Fiscal Year Compensation
Name and Principal Position				Number of Shares Underlying Options (#)	All Other Compensation (2)
	Year	Salary ($)	Bonus ($)
Joseph A. Sasenick Chairman/Chief Executive Officer	2002 2001 2000	256,932 241,212 230,627	194,582 110,554 112,513	10,000 5,000 5,000	9,795 9,795 9,150
John P. Richards President/Chief Financial Officer	2002 2001 2000	166,615 156,428 149,557	118,296 71,691 72,963	8,000 4,000 4,000	5,317 5,317 4,755
G. Kere Kemp Executive Vice President Chief Scientific Officer	2002 2001 2000	128,413 120,563 115,282	79,008 55,272 56,250	8,000 4,000 4,000	4,027 4,027 3,772
James L. Winter(1) Corporate Vice President/ General Manager— Animal Health	2002 2001	112,242 36,384	7,000 -0-	8,000 5,000	-0- -0-

(1)
Mr. Winter joined the Company on February 1, 2001.

(2)
All other compensation represents amounts paid by the Company for disability and life insurance premiums.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        This information is incorporated by reference from the Section captioned "Share Ownership by Directors, Executive Officers and Certain Beneficial Owners" contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions

        This information is incorporated by reference from the Section captioned "Certain Transactions" contained in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  Documents filed with Report:

  1.
  Consolidated Financial Statements

      Reports of Independent Public Accountants.
      Consolidated Balance Sheets as of May 31, 2001 and May 31, 2002.
      Consolidated Statements of Operations for each of the years ended May 31, 2000, May 31, 2001 and May 31, 2002.
      Consolidated Statements of Shareholders' Equity for each of the years ended May 31, 2000, May 31, 2001 and May 31, 2002.
      Consolidated Statements of Cash Flows for each of the years ended May 31, 2000, May 31, 2001 and May 31, 2002.

      Notes to Consolidated Financial Statements.

    2.
    Financial Statement Schedules

      None.

    3.
    Exhibits

      See Index to Exhibits on Page 24.

  (b)
  Reports on Form 8-K.

    Reports on Form 8-K dated May 24, 2002 and Form 8-K/A dated June 21, 2002, reporting change in accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCIDE CORPORATION (Registrant)
By	/s/ JOSEPH A. SASENICK Joseph A. Sasenick, Chairman Chief Executive Officer
By	/s/ JOHN P. RICHARDS John P. Richards, President Chief Financial Officer (Principal Accounting Officer)

Date: August 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ THOMAS L. KEMPNER Thomas L. Kempner	Director	August 19, 2002
/s/ CHARLES BAKER Charles Baker	Director	August 19, 2002
/s/ JOSEPH A. SASENICK Joseph A. Sasenick	Director, Chairman Chief Executive Officer	August 19, 2002
/s/ WILLIAM G. SPEARS William G. Spears	Director	August 19, 2002

INDEX TO EXHIBITS

Exhibit No.
3.1	Certificate of Incorporation (previously filed as an exhibit to Registration Statement No. 2-79954 on Form S-1 filed October 22, 1982, and incorporated herein reference).
3.2	By-Laws (previously filed as an exhibit to Form 10-K of the Registrant for the fiscal year ended May 31, 1984 and incorporated herein reference).
3.3
Amendments to the By-Laws, as amended, on November 20, 1986, October 8, 1987, July 18, 1989, September 13, 1990, August 20, 1991, November 8, 1991, February 4, 1992, August 20, 1992 and October 14, 1997.
10.14
Agreement by and between the Company and Holstein Genetika KFT dated May 1, 1992 (previously filed as an exhibit to Form 10-K of the Registrant for the fiscal year ended May 31, 1992, and incorporated herein by reference).
10.16
Second amendment dated April 8, 1993 to employment agreement for Joseph A. Sasenick dated February 11, 1991 and first amendment to employment agreement dated February 4, 1992 (previously filed as exhibits to form 10-K of the Registrant for the fiscal years ended May 31, 1991 and 1992, respectively and incorporated herein by reference).**
10.19	1993 Incentive Stock Option Plan (previously filed as an Exhibit to Proxy Statement for meeting held December 7, 1993, and incorporated herein by reference).**
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
10.31	1996 Stock Option Plan for Nonemployee Directors (previously filed as an exhibit to Proxy Statement for meeting held October 15, 1996, and incorporated herein by reference).**
10.32
Distributor Agreement by and between the Company and Sfan Laboratoire dated May 28, 2001, covering the territories of France, Algeria, Morocco and Tunisia (previously filed as an exhibit to Form 10-Q of the Registrant for the quarter ended August 31, 2001, and incorporated herein by reference).
10.33	2001 Stock Incentive Plan (previously filed as an exhibit to Form 10-Q of the Registrant for the quarter ended November 30, 2001, and incorporated herein by reference).**
10.34	Distributor Agreement by and between the Company and Agri-Lloyd International LTD, dated May 15, 2002, covering the United Kingdom.
10.35	Licensing Agreement by and between the Company and IBA, Inc., dated April 26, 2002, covering the United States and Mexico.
23.1	Consent of Independent Public Accountants
99.1	Certification of Periodic Report for Chairman and Chief Executive Officer of Alcide Corporation.
99.2	Certification of Periodic Report for President and Chief Financial Officer of Alcide Corporation.

**
Management contract, compensatory plan or arrangement.

Report of Independent Public Accountants

        The Board of Directors and Shareholders of Alcide Corporation:

        We have audited the accompanying consolidated balance sheet of Alcide Corporation and subsidiary as of May 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alcide Corporation and subsidiary as of May 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 7 to the consolidated financial statements, effective June 1, 2001, the Company changed its method of accounting for purchased goodwill and certain intangibles in fiscal year 2002.

(signed) KPMG LLP

Seattle, Washington
June 28, 2002

Report of Independent Public Accountants

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

/s/ ARTHUR ANDERSEN LLP

Seattle, Washington
June 29, 2001

        The report of Arthur Andersen LLP (Andersen) is a copy of a report previously issued by Andersen on June 29, 2001. We have not been able to obtain a re-issued report from Andersen. Andersen has not consented to the inclusion of its report in this Annual Report on Form 10-K. The report of Andersen refers to financial statements for the year ended May 31, 2000 not included herein. Because Andersen has not consented to the inclusion of its report in this Annual Report, it may be more difficult for you to seek remedies against Andersen and your ability to seek relief against Andersen may be impaired.

Alcide Corporation

Consolidated Balance Sheets

	May 31,
	2001	2002
Assets:
Current assets:
Cash and cash equivalents	$839,103	$2,847,581
Short-term investments	992,426	—
Accounts receivable—trade	2,627,810	2,849,103
Inventory	2,034,348	1,823,691
Deferred and prepaid income taxes	851,231	434,200
Spare parts	458,203	652,620
Prepaid expenses and other current assets	357,481	412,118

Total current assets	8,160,602	9,019,313

Equipment and leasehold improvements:
Sanova plant assets	10,953,012	14,376,961
Construction in progress	1,330,900	3,009,716
Office equipment	463,848	553,539
Laboratory, manufacturing equipment and vehicles	285,024	451,824
Leasehold improvements	73,483	73,483
Less: Accumulated depreciation and amortization	(3,376,710)	(6,118,278)

Total equipment and leasehold improvements, net	9,729,557	12,347,245
Deferred income tax asset	55,305	—
Goodwill	478,807	478,807
Long-term investments and other assets	578,329	19,968

Total Assets	$19,002,600	$21,865,333

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$1,166,819	$743,514
Accrued expenses	635,506	626,953
Line of credit payable	1,000,000	2,000,000

Total current liabilities	2,802,325	3,370,467

Deferred tax liability	—	94,837
Other long-term liabilities	—	26,346

Total liabilities	2,802,325	3,491,650

Commitments and Contingencies
Redeemable Class "B" Preferred Stock—noncumulative convertible $.01 par value; authorized 10,000,000 shares; issued and outstanding:
May 31, 2001—72,525; May 31, 2002—68,425	190,377	179,614

Shareholders' equity:
Class "A" Preferred Stock—no par value; authorized 1,000 shares; issued and outstanding:
May 31, 2001—138; May 31, 2002—138	18,636	18,636
Common Stock $.01 par value; authorized 100,000,000 shares; issued and outstanding:
May 31, 2001—3,007,819; May 31, 2002—3,031,292	30,078	30,313
Common treasury stock at cost
May 31, 2001—380,959; May 31, 2002—375,959	(7,283,165)	(7,144,721)
Additional paid-in capital	21,122,177	21,386,417
Retained earnings	2,122,172	3,903,424

Total Shareholders' Equity	16,009,898	18,194,069

Total Liabilities and Shareholders' Equity	$19,002,600	$21,865,333

See accompanying notes to consolidated financial statements.

Alcide Corporation

Consolidated Statements of Operations

	For the Years Ended May 31,
	2000	2001		2002
Net Sales	$12,440,449		$17,957,975		$21,988,690
Expenditures:
Cost of goods sold	7,443,718		8,917,868		11,558,531
Research and development expense	1,795,253		2,479,851		2,639,877
Consulting expense to related parties	96,000		96,000		74,000
Selling, general and administrative expense	4,054,737		4,251,359		5,127,686

	13,389,708		15,745,078		19,400,094

Operating income (loss)	(949,259)		2,212,897		2,588,596
Interest income	252,119		139,333		71,728
Interest expense	—		(18,229)		(88,597)
Other income	20,557		28,884		47,760

Income (loss) before (provision) benefit for income taxes	(676,583)		2,362,885		2,619,487
(Provision) benefit for income taxes	229,510		(825,360)		(838,235)

Net income (loss)	$(447,073)		$1,537,525		$1,781,252

Basic earnings (loss) per common share	$(.18)	$	..60	$	..67

Diluted earnings (loss) per common share and equivalents	$(.18)	$	..58	$	..65

Weighted average common shares outstanding	2,518,767		2,572,898		2,643,467
Weighted average common shares and common share equivalents	2,518,767		2,655,117		2,720,006

See accompanying notes to consolidated financial statements.

Alcide Corporation

Consolidated Statements of Shareholders' Equity

	Class "A" Preferred Stock		Common Stock		Additional Paid in Capital	Common Treasury Stock		Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance May 31, 1999	594	$80,437	2,888,968	$28,889	$19,702,230	(361,138)	$(6,939,750)	$1,031,720	$13,903,526
Redeem Class "A" Preferred	(456)	(61,801)			15,671				(46,130)
Exercise of Stock Options			15,100	151	94,793				94,944
Purchase Treasury Stock, Net						(23,287)	(314,498)		(314,498)
Tax Benefit from Exercise of Stock Options					19,974				19,974
Net Loss								(447,073)	(447,073)

Balance May 31, 2000	138	$18,636	2,904,068	$29,040	$19,832,668	(384,425)	$(7,254,248)	$584,647	$13,210,743
Exercise of Stock Options			90,263	903	465,940				466,843
Purchase Treasury Stock						(5,000)	(138,750)		(138,750)
Stock Contributed to ESOP						8,466	109,833		109,833
Tax Benefit from Exercise of Stock Options					498,764				498,764
Stock Issued for Officers' Bonuses			13,488	135	225,265				225,400
Issued Stock Warrants					99,540				99,540
Net Income								1,537,525	1,537,525

Balance May 31, 2001	138	$18,636	3,007,819	$30,078	$21,122,177	(380,959)	$(7,283,165)	$2,122,172	$16,009,898
Exercise of Stock Options			23,473	235	147,579				147,814
Stock Contributed to ESOP						5,000	138,444		138,444
Tax Benefit from Exercise of Stock Options					116,661				116,661
Net Income								1,781,252	1,781,252

Balance May 31, 2002	138	$18,636	3,031,292	$30,313	$21,386,417	(375,959)	$(7,144,721)	$3,903,424	$18,194,069

See accompanying notes to consolidated financial statements.

Alcide Corporation

Consolidated Statements of Cash Flows

	For the Years Ended May 31,
	2000	2001	2002
Cash Flows from Operating Activities:
Net income (loss)	$(447,073)	$1,537,525	$1,781,252
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,030,075	1,938,818	2,741,568
Amortization of investment premiums and goodwill	1,002	44,530	483
Stock bonus to officers	—	225,400	—
Common Stock contributed to the employee stock ownership plan	83,057	109,833	138,444
Tax benefit from exercise of stock options	19,974	498,764	116,661
Deferred income taxes	(240,033)	292,155	734,793
Decrease (increase) in assets:
Accounts receivable—trade	(226,129)	(141,764)	(221,293)
Inventory	660,397	(630,258)	210,657
Prepaid income taxes	615,000	(96,359)	(167,620)
Spare parts	(314,366)	(9,145)	(194,417)
Prepaid expenses and other current assets	(61,937)	(136,884)	(54,637)
Long-term investments and other assets	19,354	23,232	57,108
Increase (decrease) in liabilities:
Accounts payable	(203,480)	572,365	(423,305)
Accrued expenses and taxes payable	(35,403)	258,759	(8,553)
Other long-term liabilities	(158,000)	(158,000)	26,346

Net cash provided by operating activities	742,438	4,328,971	4,737,487

Cash Flows from Investing Activities:
Purchase of short-term investments	—	(974,372)	—
Sale of investments	—	—	1,493,196
Goodwill and other intangibles	—	(422,795)	—
Acquisition of equipment and leasehold improvements	(4,990,842)	(5,215,517)	(5,359,256)

Net cash used in investing activities	(4,990,842)	(6,612,684)	(3,866,060)

Cash Flows from Financing Activities:
Purchase of Alcide Common Stock	(397,555)	(138,750)	—
Redemption of Class "A" Preferred Stock	(46,130)	—	—
Redemption of Class "B" Preferred Stock	—	—	(10,763)
Borrowing on line of credit	—	1,000,000	1,000,000
Exercise of stock options	94,944	466,843	147,814

Net cash provided by (used in) financing activities	(348,741)	1,328,093	1,137,051

Net increase (decrease) in cash and cash equivalents	(4,597,145)	(955,620)	2,008,478
Cash and cash equivalents at beginning of year	6,391,868	1,794,723	839,103

Cash and cash equivalents at end of year	$1,794,723	$839,103	$2,847,581

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$—	$18,229	$88,597
Cash paid during the year for income taxes	$1,600	$130,800	$250,900
Warrants issued in business acquisition	$—	$99,540	$—

See accompanying notes to consolidated financial statements.

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

2.
Nature of Business and Summary of Significant Accounting Policies:

a.
Basis of Presentation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Alcide Food Safety, Inc. All inter-company accounts and balances have been eliminated.

b.
Revenue Recognition: Animal Health and Surface Disinfectant sales are recognized at the time of shipment to distributors or to end users. The Company provides a limited warranty to its distributors which limits the Company's obligation to replacement of defective product. Such replacements have, for the past several years, been less than .1% of net sales. The distributors have no contractual right to return unsold product.

          Revenue from sales of SANOVA food antimicrobials is recognized based on the terms of the Company's contracts with individual customers. For customers using more than 15,000 gallons of SANOVA per month, Alcide provides bulk shipments of inventory to the customer and the customer is invoiced at month-end with revenue recognized based on the amount of product processed or gallons of SANOVA used. All other customers are invoiced and revenue is recognized at the time SANOVA is shipped to their facilities. Payment in either case is due fifteen to thirty days after billing.

  c.
  Cash and cash equivalents consist of demand deposits, short-term, interest-bearing instruments with maturity of 90 days or less at time of purchase and money market accounts.

  d.
  Costs of advertising, product promotion and trade shows are expensed as incurred. Amounts expensed in FY 2002, FY 2001 and FY 2000 were $188,957, $158,929 and $64,186, respectively.

  e.
  Normal repair and maintenance costs that do not extend the useful life of a capital asset are expensed as incurred. Spare parts required for SANOVA plant maintenance are expensed when used.

  f.
  Inventory is recorded at the lower of cost or market on a first-in, first-out basis.

  g.
  Depreciation and Amortization: Office, laboratory, computer equipment and automobiles are recorded at cost and depreciated over a five year estimated useful life by the straight-line method. Leasehold improvements are amortized over the lives of the leases by the straight-line method.

          Equipment provided by Alcide and installed at food processing plants to mix, distribute and apply SANOVA is recorded at cost and depreciated over the five-year estimated, useful life of the assets by the straight-line method.

  h.
  Impairment of Long-Lived Assets: For long-lived assets, including equipment, the Company evaluates the carrying value of the assets by comparing the estimated future cash flows generated from the use of the assets and their eventual disposition with the assets' reported net book value. The carrying value of an asset is evaluated for impairment when events or changes in circumstances occur which may indicate the carrying amount of the asset may not be recoverable.

  i.
  Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Tax benefits that the Company receives upon an employee's exercise of nonqualified stock options, which to date have resulted in increased tax loss carryforwards, are recorded as an increase to additional paid-in capital.

  j.
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

  k.
  Recently Issued Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002 (effective for the Company on June 1, 2003). The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and expensed using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability will be expensed. Management is currently assessing the impact of this statement on the Company's financial position and results of operations.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 (effective for the Company on June 1, 2002). This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. Adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (effective January 1, 2003) which replaces Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company does not expect the adoption of SFAS No. 146 to have a material impact upon the Company's financial position or results of operations.

  l.
  On June 1, 2001 the Company early-adopted the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142 goodwill is not amortized but is tested for impairment on an annual basis. To test for impairment, the fair value of the reporting unit that the goodwill is assigned to (Animal Health and Surface Disinfectants) is compared to its carrying value. If the fair value of the reporting unit is greater than the carrying value, goodwill is not considered to be impaired. If the fair value of the reporting unit is less than the carrying value, the difference between the implied fair value of the reporting unit's goodwill and its carrying value will be recorded as an impairment loss.

  m.
  Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. In fiscal 2002 during management's review of research and development expenses for the purpose of determining allowable expenses for research and development credits for income tax purposes, it came to management's attention that certain design and development expenses that had been previously classified as general and administrative, more closely relate to research and development expense. The amount reclassified from general and administrative expense to research and development expense for fiscal 2001 was $687,182. No reclassification was made for fiscal 2000 as the Company was not engaged in these design and development activities prior to fiscal 2001.

  n.
  Concentration of Risk: Various Company products include in their formulations chemical components available from few (and in some cases only one) suppliers. Formulation alternatives exist for each single-sourced material; however, changing formulations could result in higher raw material costs and/or the necessity to obtain regulatory clearance for the changed formulation.

  o.
  All manufacturing of the Company's Animal Health and sterilant and disinfecting products is performed by contract manufacturers having appropriate FDA registration approval for such manufacturing. A change in contract manufacturers, however, would require qualification of the manufacturer (if not already qualified) by the FDA and by some international FDA equivalent. Such change could adversely affect Company sales short-term.

3.
Segment Reporting:

  The Company follows the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" and reports segment information in the same format as reviewed by the Company's management (the "Management Approach"), which is organized around differences in products and services. Management has determined the Company has two reportable segments, Animal Health and Surface Disinfectants and SANOVA Food Antimicrobial Products.

  The Company's reportable segments are strategic business units that offer similar products, but to entirely different customers at substantially different selling prices and cost of goods sold structures. The Company does not have any inter-segment revenues. International sales include sales to international distributors and sales through U.S. distributors that are shipped directly to foreign countries.

  The accounting policies of the segments are the same as those described in Note 2—Summary of Significant Accounting Policies. The Company evaluates performance based on gross margin from the sale of each segment's products and does not allocate expenses beyond gross margin to the two segments.

  Segment net sales, gross margin and assets are as follows:

	FY 2000	FY 2001	FY 2002
Animal Health and Surface Disinfectants
Net Sales—U.S.	$4,474,757	$5,027,340	$5,381,949
Net Sales—International	$4,076,505	$4,530,012	$4,377,379

Total Net Sales	$8,551,262	$9,557,352	$9,759,328
Gross Margin	$5,061,884	$5,609,888	$5,536,850
Assets (at end of period)	$2,279,457	$3,253,716	$2,687,026
Fixed Asset Additions	—	$26,891	—
Depreciation Expense	—	$2,240	$5,376
Goodwill Amortization	—	$43,528	—
SANOVA Food Antimicrobials
Net Sales—U.S.	$3,889,187	$8,400,623	$12,229,362
Gross Margin	$(65,153)	$3,430,219	$4,893,309
Assets (at end of period)	$8,454,679	$11,874,410	$15,176,245
Fixed Asset Additions	$4,871,847	$3,768,606	$3,541,443
Depreciation Expense	$968,069	$1,870,884	$2,661,179
Not Segment Related
Assets (at end of period)	$3,796,185	$3,874,474	$4,002,062
Fixed Asset Additions	$118,995	$125,884	$138,997
Depreciation Expense	$62,006	$65,694	$75,013
Total
Net Sales	$12,440,449	$17,957,975	$21,988,690
Gross Margin	$4,996,731	$9,040,107	$10,430,159
Assets (at end of period)	$14,530,321	$19,002,600	$21,865,333
Fixed Asset Additions	$4,990,842	$3,921,381	$3,680,440
Depreciation Expense	$1,030,075	$1,938,818	$2,741,568
Goodwill Amortization	—	$43,528	—

  Assets assigned to the business segments include accounts receivable, inventories, fixed assets, spare parts and goodwill.

  No single customer accounted for 10% or more of revenues in fiscal 2002. In fiscal 2001 and 2000, two of the Company's distributors in the dairy industry each accounted for greater than 10% of total revenues. One customer accounted for $2,546,687 and $2,330,684 of sales in fiscal 2001 and fiscal 2000, respectively. Another customer accounted for $2,701,709 and $3,409,385 of sales in fiscal 2001 and fiscal 2000, respectively.

4.
Investments:

  Investments on the Company's accompanying consolidated balance sheets represent certificates of deposit and debt securities that the Company has both the intent and ability to hold to maturity and are classified as "held-to-maturity". These investments are carried at amortized cost and are reported under the captions "Short-term investments" and "Long-term investments and other assets" in the accompanying consolidated balance sheets. On May 31, 2002, the Company had no such investments. During fiscal 2002 a treasury note held as a long-term investment was sold for a realized gain of $13,660. Short-term investments at May 31, 2001 consisted of a one-year certificate of deposit with an interest rate of 5.29%, maturing January 22, 2002. Debt securities consisted entirely of debt obligations of the United States of America. Information regarding securities held at May 31, 2001 and May 31, 2002 is as follows:

	Amortized Cost		Fair Value
Investment Classification
	2001	2002	2001	2002
Held-to-maturity:
Short-term	$992,426	—	$1,001,638	—
Long-term	$501,253	—	$512,970	—
	Gross Unrealized Gains
			Maturity
Investment Classification
	2001	2002	2001	2002
Held-to-maturity	$20,929	—	0-2 years	—
5.
Accounts Receivable—Trade:

  Accounts receivable consisted of the following:

	May 31, 2001	May 31, 2002
Domestic distributors	$487,005	$349,942
International distributors	851,896	813,155
SANOVA customers	1,195,578	1,580,444
Other receivables	93,331	105,562

Total Accounts Receivable—Trade	$2,627,810	$2,849,103

  Based on the nature of the customers and past experience, the Company has not provided an allowance for doubtful accounts at May 31, 2001 and 2002.

6.
Inventory:

  Inventory is recorded at the lower of cost or market on a first-in, first-out basis, as follows:

	May 31, 2001	May 31, 2002
Raw materials	$416,236	$307,922
Finished Products	910,245	630,517
SANOVA inventory at customer sites	707,867	885,252

Total Inventory	$2,034,348	$1,823,691

  On February 1, 2001 the Company purchased the assets of Universal Marketing Services, Inc. (UMS). The assets acquired included inventory sold to UMS by the Company in prior periods. The inventory purchased was recorded at its fair market value of $1,154,467. The amount was subsequently adjusted to $1,100,493 per physical audit. On May 31, 2002, $48,362 of this inventory remained in "finished products".

7.
Goodwill:

  On February 1, 2001, the Company purchased assets from Universal Marketing Services, Inc. for a total purchase price of $1,622,828. The purchase price consisted of cash reduced by the outstanding balance of accounts receivable from UMS and a warrant to purchase 7,000 shares of the Company's Common Stock. The warrant has been valued at $99,540 using the Black-Scholes model with assumptions of expected volatility of 68.5%, contractual warrant life of three years and risk-free rate of interest of 4.7%. The purchase price was allocated to the acquired assets based on their fair market value and the residual, $522,335, was recorded as goodwill. Goodwill was being amortized over a 48 month period. As of May 31, 2001, accumulated amortization was $43,528. As of May 31, 2002, no portion of the warrant has been exercised.

  In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill or, alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 were "early-adopted" by the Company on June 1, 2001. The result of this "early-adoption" is that a portion of other intangible assets have been subsumed into goodwill because they don't meet the required criteria for reporting as separate, identifiable, indefinite-lived assets under the provisions of SFAS 142. The goodwill will be reviewed on an annual basis for potential impairment by assessing the fair value of the reporting unit to which the goodwill is assigned. The last review was as of May 31, 2002 and no impairment was indicated.

  If SFAS No. 142 had been in effect in fiscal 2001, net income would have been $1,565,849, basic earnings per share would have been $.61 and diluted earnings per share would have been $.59. Adjusted net income of $1,565,849 is calculated by adding back amortization expense of $28,324 (fiscal 2001 amortization of $43,528 net of tax effect of approximately 34.9%) to fiscal 2001 net income of $1,537,525. Net income and earnings per share for fiscal 2000 would not have been affected as the company had no goodwill prior to February 2001.

8.
Accrued Expenses:

  Accrued expenses were:

	May 31, 2001	May 31, 2002
Accrued employee salaries, incentive and benefits	$315,287	$376,591
Payable to Novus—short-term	158,000	—
Accrued consulting and outside services	30,205	55,636
Other accrued expenses	132,014	194,726

Total Accrued Expenses	$635,506	$626,953

9.
Line of Credit Payable:

  In August 2001 the Company renewed its $10,000,000 unrestricted line of credit with US Bank. The new expiration date is August 31, 2003.

  Two unsecured advances of $1,000,000 each have been taken on the line of credit, one in February 2001 and another in June 2001. Currently, both advances are due in September 2002. The interest rates on these advances are twelve month LIBOR plus an applicable margin based on the Company's cash flow leverage ratio and are approximately 4.3% for the first advance and 3.9% for the second. Interest is paid monthly. Management believes the Company is in full compliance with all bank covenants as of May 31, 2002.

10.
Commitments and Contingencies:

a.
Leases: The Company leases certain property and vehicles under non-cancelable operating leases that expire through May 2004. Insurance, utilities and maintenance expenses are borne by the Company. There are no contingent rentals or sublease rentals.

  Future annual lease commitments are as follows:

FY 2003	$172,766
FY 2004	$120,639

  Lease payments in FY 2002, FY 2001 and FY 2000 were $179,878, $175,037 and $115,587 respectively.

  b.
  SANOVA Agreements: The Company has signed contracts with poultry and beef processing plants for SANOVA systems to be installed in FY 2003, which will cost approximately $2,100,000. As of May 31, 2002, $1,200,000 of the equipment required had been purchased and recorded as construction in progress.

  c.
  Employment Agreements: One officer has a one year, automatically renewable, employment agreement which obligates the Company to a salary of $260,253 per year. Bonus compensation of 100% of base pay can be earned at the discretion of the Board of Directors.

  d.
  Distribution Agreements: The Company has entered into agreements with each of its major distributors of products sold to the dairy industry. Such agreements typically describe the territories covered, product pricing and expected product purchases during the term of the agreement.

11.
Income Taxes:

  A summary of the provision (benefit) for income taxes follows:

	FY 2000	FY 2001	FY 2002
Current
Federal	$(543,251)	$34,441	$10,000
State and local	—	—	—

	$(543,251)	$34,441	$10,000
Deferred
Federal	$313,741	$769,653	$788,547
State and local	—	21,266	39,688

	$(229,510)	$825,360	$838,235

  A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

	FY 2000	FY 2001	FY 2002
Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes	—	.9%	1.0%
Cumulative prior years tax credits	—	—	(3.0)%

Effective income tax rate	34.0%	34.9%	32.0%

  The components of the deferred tax assets and liabilities are as follows:

	May 31, 2001	May 31, 2002
Deferred tax assets:
Operating loss carryforwards	$757,316	$759,935
Stock option timing differences	269,854	42,170
Research and experimental credits carryforward	83,895	92,798
Alternative minimum tax carryforward	295,043	284,053

Total deferred tax assets	1,406,108	1,178,956
Deferred tax liabilities:
Depreciation	588,694	995,734
Amortization	—	12,188
Other	7,237	95,650

Total deferred tax liabilities	595,931	1,103,572

Net deferred tax asset	$810,177	$75,384

  The temporary differences result from the use of straight-line deprecation for equipment in the financial statements versus the use of accelerated depreciation for tax reporting, the timing of stock option exercises and other miscellaneous book/tax timing differences. The Company has not established a valuation allowance against the deferred tax asset as management believes it is more likely than not that the tax benefits will be realized in the future based on historical levels of pre-tax income and expected future taxable income. The gross operating loss carryforward of approximately $2,170,000 and the research and experimental credits carryforward will begin to expire in 2019.

12.
Earnings (Loss) Per Share:

  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding during the year. Common stock equivalents of the Company include the dilutive effect of outstanding stock options and warrants. Common stock equivalents, excluded because of their antidilutive effect were 92,290 shares in FY 2002, 51,790 shares in FY 2001 and 316,482 shares in FY 2000.

  Basic and diluted earnings (loss) per share were calculated as follows:

	Computation of Earnings (Loss) Per Common Share For the Years Ended May 31,
	2000	2001		2002
Net income (loss)	$(447,073)		$1,537,525		$1,781,252
Weighted average number of common shares outstanding	2,518,767		2,572,898		2,643,467
Basic earnings (loss) per share	$(.18)		$.60		$.67
Assuming exercise of options and warrants reduced by the number of shares which could have been purchased with the proceeds from exercise of such options (Ø if antidilutive)	Ø		82,219		76,539

Weighted average common shares outstanding and common share equivalents	2,518,767		2,655,117		2,720,006

Diluted earnings (loss) per share	$(.18)	$	..58	$	..65

13.
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
  Redeemable Class "B" Preferred Stock—Series 1 and 2.

  On September 30, 1994, the Company issued to holders of any outstanding Series 1 Stock, in a recapitalization, one share of non-voting Class "B" Stock to be designated as Series 2 Redeemable Preferred Stock ("Series 2 Stock") and 0.2 share of Common Stock. Commencing on September 30, 1994, the Company created a sinking fund to be funded, on that day and on the 30th day of September of each year thereafter, at a rate equal to 0.7% of the Company's prior fiscal year's net income, if any. On September 30th of each year, the Company redeems Series 2 Stock at $2.625 per share plus declared and unpaid dividends equal to the sinking fund payment. As the Company recorded net income of $1,781,252 in fiscal 2002, it will redeem 4,750 shares of Series 2 Stock on September 30, 2002 for $12,469. The Company may redeem any or all of the issued and outstanding Series 2 Stock at its option, at any time, at the redemption price of $2.625 per share.

14.
Stock Options:

  The Company had an incentive stock option plan that expired in May 1993. No additional grants may be issued under this plan. With shareholder approval, the Company replaced this plan with a new plan effective December 1993, which allowed for the issue of both incentive stock options and nonqualified stock options. In October 2001, shareholders approved a new plan which replaced the un-expired portion of the 1993 plan. Nonqualified stock options may be granted to employees, directors, officers and consultants. The option exercise price for incentive stock options may not be less than the fair market value of the Common Stock on the date of the grant of the option. Nonqualified stock options are granted with an exercise price equal to 100% or greater of the fair market value of the Common Stock on the date of grant. Under this plan there are 218,750 options available for grant as of May 31, 2002.

  The Company also has a stock option plan for nonemployee directors which was approved by shareholders in October 1996. Options granted under the plan are granted with an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant. Under this plan there are 38,058 options available for grant as of May 31, 2002.

  Options are exercisable within ten years from the date of option grant. Options awarded to officers and employees typically vest over a five-year period. Options awarded to nonemployee board members vest immediately. Options will expire during the period January 2003 through March 2012. The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion 25 ("APB 25"), under which no compensation cost has been recognized. In 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," effective for years beginning after May 31, 1996. The Company has continued to measure compensation cost for employee stock compensation plans under the guidelines of APB 25, as allowed by SFAS No. 123.

  The status of the plans are as follows:

	FY 2000		FY 2001		FY 2002
	No. of Shares	Weighted Avg. Share $	No. of Shares	Weighted Avg. Share $	No. of Shares	Weighted Avg. Share $
Outstanding at beginning of year	298,200	$13.70	316,483	$14.16	260,787	$18.05
Granted	38,333	15.13	44,393	20.32	93,370	25.43
Exercised	(15,100)	6.29	(94,089)	6.22	(24,231)	7.13
Cancelled	(4,950)	18.10	(6,000)	15.25	(13,300)	16.38

Outstanding at end of year	316,483	$14.16	260,787	$18.05	316,626	$21.13

Exercisable at end of year	240,182	$11.32	170,087	$15.98	167,676	$18.78

  Information relating to stock options outstanding and stock options exercisable at May 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	No. of Shares	Weighted Avg. Life	Wtd. Avg. $/Sh.	No. of Shares	Wtd. Avg. $/Sh.
$6.90 - $11.94	67,834	2.06	$10.07	65,834	$10.01
$12.00 - $20.00	68,332	7.51	$16.52	23,882	$16.21
$20.25 - $63.00	180,460	6.99	$27.03	77,960	$26.97

	316,626	6.04	$21.13	167,676	$18.78

  Had compensation cost for these stock option plans been determined in accordance with SFAS No. 123, the Company's "Net income" and "Net income per common share" would have decreased to the following pro forma amounts for the years ended May 31, 2000, 2001 and 2002.

		FY 2000	FY 2001	FY 2002
Net income (loss)	As reported	$(447,073)	$1,537,525	$1,781,252
	Pro forma	$(699,878)	$1,265,281	$1,300,198
Basic earnings (loss) per common share	As reported	$(.18)	$.60	.67
	Pro forma	$(.28)	$.49	.49
Diluted earnings (loss) per common share and equivalents	As reported	$(.18)	$.58	.65
	Pro forma	$(.28)	$.48	.49

  The fair value of each stock option granted is valued on the date of grant using the Black-Scholes option pricing model. The weighted average grant-date fair value of stock options granted during fiscal 2002 was $21.43 per share using the assumptions of expected volatility of 89.2%, expected option lives of 7.5 years, risk-free rate of interest of 5.0% and no expected dividends. During fiscal 2001, the weighted average grant-date fair value of stock options granted was $13.84 per share using the assumptions of expected volatility of 59.4%, expected option lives of 7.5 years, risk-free rate of interest of 5.8% and no expected dividends. During fiscal 2000, the weighted average grant date fair value of stock options granted was $10.06 per share using the assumptions of expected volatility of 57.2%, expected option lives of 7.5 years, risk-free rate of interest of 6.3% and no expected dividends.

15.
Related Party Transactions:

  Consulting Agreements:

    Loeb Partners Corporation During the fiscal years ended May 31, 2002, 2001 and 2000 the Company paid Loeb Partners Corporation $60,000 each year in cash for executive and management services provided by Mr. Kempner, a member of the Company's Board of Directors, and Mr. Mintz, Managing Director of Loeb Partners Corporation. Mr. Kempner holds approximately 51% of the voting equity of Loeb Holding Corporation, of which Loeb Partners Corporation is a 100% wholly-owned operating subsidiary.

    Kenneth N. May During the fiscal year ended May 31, 2002, Dr. May earned $14,000 for consulting services in the field of pathogen control on poultry and other food products. Dr. May retired from the Company's Board of Directors in October 2001 and is no longer a related party. During fiscal 2001 and fiscal 2000, he earned $36,000 each year.

16.
Employee Stock Ownership Plan:

  The Company has an employee stock ownership plan (the Plan). Employees who are at least age 21 and have completed one year of service are eligible to participate. The Company may make discretionary contributions to the Plan. Compensation expense is recognized based on the fair value of the Company's common stock as of the date the shares are purchased and contributed to the Plan. The ESOP plan year ends on December 31 while the Company's fiscal year ends on May 31. During the ESOP plan years ended December 21, 1999, 2000 and 2001, the Company's contributions were approximately $83,000, $124,000 and $226,000. During the Company's fiscal years ended May 31, 2000, 2001 and 2002, the Company recorded ESOP expense of $100,057, $215,582 and $257,646. The Company estimates its annual contribution to the Plan and accrues a liability over the fiscal year consistent with the estimate.

Corporate Office
8561 154th Avenue NE
Redmond, Washington 98052
Phone: (425) 882-2555
Fax: (425) 861-0173
E-mail: info@alcide.com
Website: www.alcide.com

Independent Public Accountants
KPMG LLP
3100 Two Union Square
601 Union Street
Seattle, WA 98101-2327

Common Stock Listing
NASDAQ
(Symbol—ALCD)

Transfer Agent and Registrar
Computershare Trust Company, Inc.
350 Indiana Street, Ste. 800
Golden, CO 80401

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. Business
  ITEM 1A. Executive Officers of the Company
  ITEM 2. Properties
  ITEM 3. Legal Proceeding
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for the Registrant's Common Stock and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
  ITEM 10. Directors and Executive Officers
  ITEM 11. Executive Compensation
Summary Compensation Table
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management
  ITEM 13. Certain Relationships and Related Transactions
PART IV
  ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
Report of Independent Public Accountants
Report of Independent Public Accountants
Alcide Corporation Consolidated Balance Sheets
Alcide Corporation Consolidated Statements of Operations
Alcide Corporation Consolidated Statements of Shareholders' Equity
Alcide Corporation Consolidated Statements of Cash Flows
ALCIDE CORPORATION