Form 10-Q
period 2002-08-31
ALCIDE CORP
filed 2002-10-15
CIK 708484

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission File Number 0-12395

ALCIDE CORPORATION

Delaware State or other jurisdiction of incorporation or organization	22-2445061 (I.R.S. Employer Identification No.)

8561 154th Avenue North East, Redmond WA (Address of principal executive offices)	98052 (Zip Code)

Registrant's telephone number, including area code (425) 882-2555

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2002: 2,656,167, net of Treasury Stock.

ALCIDE CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION

ALCIDE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2002	May 31, 2002
Assets:
Current assets:
Cash and cash equivalents	$1,989,641	$2,847,581
Accounts receivable—trade	3,130,146	2,849,103
Inventory	1,938,927	1,823,691
Deferred and prepaid income taxes	231,998	434,200
Spare parts	769,808	652,620
Prepaid expenses and other current assets	403,155	412,118

Total current assets	8,463,675	9,019,313

Equipment and leasehold improvements:
SANOVA plant assets	16,274,782	14,376,961
Construction in progress	2,216,473	3,009,716
Office equipment	557,729	553,539
Laboratory, manufacturing equipment and vehicles	503,632	451,824
Leasehold improvements	73,483	73,483
Less: Accumulated depreciation and amortization	(6,980,138)	(6,118,278)

Total equipment and leasehold improvements, net	12,645,961	12,347,245
Goodwill	478,807	478,807
Other assets	16,429	19,968

Total Assets	$21,604,872	$21,865,333

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$678,248	$743,514
Accrued expenses	347,287	626,953
Line of credit payable	2,000,000	2,000,000

Total current liabilities	3,025,535	3,370,467
Deferred tax liability	130,840	94,837
Other long-term liabilities	7,390	26,346

Total Liabilities	3,163,765	3,491,650

Commitments and Contingencies
Redeemable Class "B" Preferred Stock—noncumulative convertible $.01 par value: authorized 10,000,000 shares; issued and outstanding: August 31, 2002—68,425; May 31, 2002—68,425	179,614	179,614

Shareholders' equity:
Class "A" Preferred Stock—no par value, authorized 1,000 shares; issued and outstanding: August 31, 2002—138; May 31, 2002—138	18,636	18,636
Common Stock—$.01 par value; authorized 100,000,000 shares; issued and outstanding: August 31, 2002—3,032,126; May 31, 2002—3,031,292	30,321	30,313
Common treasury stock at cost August 31, 2002—375,959; May 31, 2002—375,959	(7,144,721)	(7,144,721)
Additional paid-in capital	21,392,164	21,386,417
Retained earnings	3,965,093	3,903,424

Total shareholders' equity	18,261,493	18,194,069

Total Liabilities and Shareholders' Equity	$21,604,872	$21,865,333

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended August 31,
	2002	2001
Net Sales	$5,045,192	$5,399,830
Expenditures
Cost of goods sold	2,805,278	2,770,700
Research and development expense	590,624	539,921
Consulting expense to related parties	15,000	25,000
Selling, general and administrative expense	1,535,374	1,580,170

Total Expenditures	4,946,276	4,915,791

Operating income	98,916	484,039
Interest income	7,867	27,816
Interest expense	(21,048)	(25,104)
Other income	9,139	7,251

Income before provision for income taxes	94,874	494,002
Provision for income taxes	33,205	172,901

Net income	$61,669	$321,101

Basic earnings per common share	$.02	$.12

Diluted earnings per common share and equivalents	$.02	$.12

Weighted average common stock and dilutive potential common stock outstanding:
Basic	2,656,022	2,630,129
Diluted	2,690,726	2,725,207

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Class "A" Preferred Stock					Common Treasury Stock
			Common Stock
					Additional Paid-in Capital			Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance May 31, 2002	138	$18,636	3,031,292	$30,313	$21,386,417	(375,959)	$(7,144,721)	$3,903,424	$18,194,069
Exercise of stock options			834	8	5,747				5,755
Net Income								61,669	61,669

Balance August 31, 2002	138	$18,636	3,032,126	$30,321	$21,392,164	(375,959)	$(7,144,721)	$3,965,093	$18,261,493

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended August 31,
	2002	2001
Cash Flows from Operating Activities:
Net income	$61,669	$321,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	861,860	614,109
Amortization of investment premiums	—	251
Tax benefit from exercise of stock options	—	59,876
Deferred income taxes	33,205	113,025
Decrease (increase) in assets:
Accounts receivable—trade	(281,043)	(544,577)
Inventory	(115,236)	114,462
Prepaid income taxes	205,000	—
Spare parts	(117,188)	(49,168)
Prepaid expenses and other current assets	8,963	7,404
Other assets	3,539	6,580
Increase (decrease) in liabilities:
Accounts payable	(65,266)	(534,416)
Accrued expenses	(279,666)	402,207
Other long-term liabilities	(18,956)	—

Net cash provided by operating activities	296,881	510,854

Cash Flows from Investing Activities:
Acquisition of equipment	(1,160,576)	(2,077,106)

Cash Flows from Financing Activities:
Borrowing on line of credit	—	1,000,000
Exercise of stock options	5,755	39,976

Net cash provided by financing activities	5,755	1,039,976

Net decrease in cash and cash equivalents	(857,940)	(526,276)
Cash and cash equivalents at beginning of period	2,847,581	839,103

Cash and cash equivalents at end of period	$1,989,641	$312,827

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$21,048	$25,104

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

        In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") for the three month periods ended August 31, 2002 and 2001 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2002. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Certain reclassifications have been made to prior year financial statements to conform to current year presentation. The results of operations for the three month periods are not necessarily indicative of the results to be expected for the full year.

2.    Accounts Receivable—Trade consisted of the following:

	August 31, 2002	May 31, 2002
Domestic Distributors	$498,183	$349,942
International Distributors	778,499	813,155
SANOVA Customers	1,784,461	1,580,444
Other Receivables	69,003	105,562

Total Accounts Receivable	$3,130,146	$2,849,103

3.    Inventory consisted of the following:

	August 31, 2002	May 31, 2002
Raw materials	$480,121	$307,922
Finished products	497,345	630,517
SANOVA inventory at customer sites	961,461	885,252

Total	$1,938,927	$1,823,691

4.    Line of Credit Payable

        In September 2002, the Company extended its $10,000,000 unrestricted line of credit with US Bank. The new expiration date is September 30, 2004.

        Two advances of $1,000,000 each have been taken on the line of credit. Currently, both advances are due in March 2003. The interest rates are approximately 3.1% for the first advance and 3.0% for the second. Interest is paid monthly. Management believes the Company was in full compliance with all bank covenants as of August 31, 2002.

5.    Commitments and Contingencies

        As of August 31, 2002, the Company had contracts for future startups of two meat processing operations. It is estimated that 65% to 70% of the assets required for such installations have already been purchased and are classified on the balance sheet as construction in progress.

6.    Taxes

        The income tax provisions were as follows:

	Three Months Ended August 31,
	2002	2001
Federal Income Taxes	$31,768	$165,416
State Income Taxes	1,437	7,485

	$33,205	$172,901

7.    Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares of the Company include the dilutive effect of outstanding stock options and warrants. Potential common shares, excluded because of their antidilutive effect, were 190,192 shares for the three months ended August 31, 2002 and 36,897 shares for the three months ended August 31, 2001.

        Basic and Diluted earnings per share were calculated as follows:

	Three Months Ended August 31,
	2002	2001
Net income	$61,669	$321,101
Weighted average number of common shares outstanding	2,656,022	2,630,129
Basic earnings per share	$.02	$.12

Assuming exercise of options reduced by the number of shares which could have been purchased with the proceeds from exercise of such options	34,704	95,078

Weighted average common shares outstanding and dilutive potential common shares	2,690,726	2,725,207

Diluted earnings per share	$.02	$.12

8.    Orders for Future Delivery

        At August 31, 2002 and 2001, the Company had orders for future delivery of $637,722 and $638,347, respectively. The $637,722 orders for future delivery are scheduled for shipment during the period September 2002 through November 2002. Data for both years excludes expected sales of SANOVA because contracts with SANOVA customers do not require placement of purchase orders for future delivery.

9.    Segment Information

        The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and reports segment information in the same format as reviewed by the Company's management (the "Management Approach"), which is organized around differences in products and services. Management has determined the Company has two reportable segments, Animal Health and Surface Disinfectants and SANOVA Food Antimicrobial Products.

        The Company's reportable segments are strategic business units that offer similar products, but to entirely different customers at substantially different selling prices and cost of goods sold structures. The Company does not have any inter-segment revenues.

        The accounting policies of the segments are the same as those described in Note 2—Summary of Significant Accounting Policies in the Company's Form 10-K. The Company evaluates performance based on gross margin from the sale of each segment's products and does not allocate expenses beyond gross margin to the two segments.

        Segment net sales, gross margin, assets, fixed asset additions and depreciation expense are as follows:

	Three Months Ended August 31,
	2002	2001
Animal Health and Surface Disinfectants
Net Sales—U.S.	$867,680	$1,494,286
Net Sales—International	$823,126	$1,218,180

Total Net Sales	$1,690,806	$2,712,466
Gross Margin	$913,438	$1,532,858
Assets (at end of period)	$2,750,886	$3,195,900
Fixed Asset Additions	—	—
Depreciation Expense	$1,344	$1,344
SANOVA
Net Sales—U.S.	$3,354,386	$2,687,364
Gross Margin	$1,326,476	$1,096,272
Assets (at end of period)	$15,823,850	$13,804,737
Fixed Asset Additions	$1,104,578	$1,987,118
Depreciation Expense	$833,089	$593,897
Not Segment Related
Assets (at end of period)	$3,030,136	$3,410,402
Fixed Asset Additions	$55,998	$89,988
Depreciation Expense	$27,427	$18,868
Total
Net Sales	$5,045,192	$5,399,830
Gross Margin	$2,239,914	$2,629,130
Assets (at end of period)	$21,604,872	$20,411,039
Fixed Asset Additions	$1,160,576	$2,077,106
Depreciation Expense	$861,860	$614,109

        Assets assigned to the business segments include accounts receivable, inventories, fixed assets, spare parts, and goodwill. No single customer accounted for 10% or more of revenues in either quarter.

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

Risks and Uncertainty

        This report includes forward looking statements which involve risk and uncertainty including, without limitation, risk of dependence on patents, trademarks, third party suppliers, market acceptance of and demand for the Company's products, distribution capabilities and the development of technology and government regulatory approval thereof.

        Sentences or phrases that use words such as "believes", "anticipates", "hopes", "plans", "may", "can", "will", "expects" and others are often used to flag such forward looking statements, but their absence does not necessarily mean a statement is not forward looking. Such statements reflect management's current opinion and are designed to help readers understand management's thinking. By their very nature, however, such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expected or projected. Readers are cautioned not to place undo reliance on these forward looking statements which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

        Substantially all of the Company's products are subject to regulatory approval of or control by various governmental agencies, such as the Food and Drug Administration, Department of Agriculture and Environmental Protection Agency in the United States and their equivalents in international markets. The exercise of control and regulatory authority by these agencies can have a material effect on the Company's business directly as it relates to the Company's products and indirectly as it may relate to competitors' products.

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

        Alcide's Food Safety products participate in a rapidly evolving marketplace which, by its nature, attracts innovation and competing technologies. The Company's SANOVA sales are based on performance, price and convenience. Introduction of competitive products better meeting these customer needs can have a material impact on the Company's ability to sell and expand the use of its SANOVA products.

        The Company's business model for its Food Safety business involves a capital investment ranging from $20,000 to $500,000 for each user plant site, depending on the size of the operation. If a substantial number of customers elect not to renew their contracts, non-productive assets would exist until new customers are found. The Company's experience after four years in the Food Safety business is that all customers have renewed their contracts.

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

  •
  Depreciation and Book Value of SANOVA Plant Assets

    Capital investments for SANOVA plant assets are depreciated over a five-year life, while customer contracts range from one year to four years. As the SANOVA food antimicrobial business has been in existence for less than five years, the Company has a limited, practical basis on which to assign depreciable life. Management believes, however, based on four years experience, that well-maintained assets will be operational beyond five years and, further, that if customers decide not to renew their contracts, the assets can be relocated to new customer sites. The cost to maintain the assets is charged to operations as a part of cost of goods sold.

Commitments and Contingencies

        Leases:  The Company leases certain property and vehicles under non-cancelable operating leases that expire through May 2004. Insurance, utilities and maintenance expenses are borne by the Company. There are no contingent rentals or sublease rentals.

        Line of Credit Payable:  In September 2002, the Company extended its $10,000,000 unrestricted line of credit with US Bank. The new expiration date is September 30, 2004.

        Two advances of $1,000,000 each have been taken on the line of credit. Currently, both advances are due in March 2003. The interest rates are approximately 3.1% for the first advance and 3.0% for the second. Interest is paid monthly. Management believes the Company was in full compliance with all bank covenants as of August 31, 2002.

        New Sanova Installations:  As of August 31, 2002, the Company had contracts for future startups of two meat processing operations. It is estimated that 65% to 70% of the assets required for such installations have already been purchased and are classified on the balance sheet as construction in progress. An additional investment of $60,000 to $100,000 may be required for successful startup of the two systems.

        Employment Agreements:  One officer has a one year, automatically renewable, employment agreement which obligates the Company to a salary of $260,253 per year. Bonus compensation of 100% of base pay can be earned at the discretion of the Board of Directors.

        Redeemable Class "B" Preferred Stock:  On September 30th of each year, the Company redeems a portion of its outstanding Series 2 Class "B" Preferred Stock. The amount redeemed is equal to .7% of the Company's prior year net income. As the company recorded net income of $1,781,252 in fiscal 2002, it redeemed 4,750 shares of Series 2 Stock on September 30, 2002 for $12,469. This will leave a total of $167,145 of Class "B" Preferred Stock to be redeemed in subsequent fiscal years, dependent on net income.

Financial Condition and Results of Operations

Net Sales

        Net sales of $5,045,192 for the quarter ended August 31, 2002 were 7% lower than for the first quarter last year.

        Sales of SANOVA® food antimicrobial to the poultry and red meat industries totaled $3,354,386, an increase of $667,022 or 25% compared to the first fiscal quarter last year as this Alcide business unit continued to expand rapidly. At the end of the quarter, thirty-nine pre-chill poultry operations and three post-chill operations had SANOVA installations in place including five operations that started during the quarter. In addition, six red meat plants had SANOVA operations in place including one slaughter operation, which began use during the quarter. Three of the poultry processing plants and two of the red meat processing plants did not contribute significant revenue during the quarter either for operational reasons or because of economic conditions within the meat and poultry industries.

        The Company's animal health and surface disinfectant sales for the quarter ended August 31, 2002, were $1,690,806, a decrease of $1,021,660 from business unit sales during the first quarter last year. Management believes that sales of its animal health product line by distributors to dairy farmers are at a level approximating such sales during the first quarter last year and that the Company's sales decrease reflects primarily changes in distributor inventory levels. In the United Kingdom, the Company established a new distributor relationship with Agri-Lloyd beginning September 15, 2002, but the arrangement with the Company's previous distributor prevented Alcide's sale of its products during substantially all of the first quarter and resulted in a $131,000 reduction from prior year. In the United States, Alcide introduced UDDERgold® 5-Star, an advanced, new product in early October 2002, to maintain the Company's performance edge in the mastitis prevention market. In anticipation of the new product launch, U.S. distributors delayed their purchases, accounting for a reduction of approximately $300,000 in sales activity during the first quarter this year. Lastly, IBA, the Company's largest distributor, is transitioning from a distributor arrangement with Alcide to a licensing arrangement and this transition had the effect of reducing sales to IBA by $217,000 during the first quarter of fiscal 2003.

Cost of Goods Sold

        The cost of goods sold was 56% of net sales for the quarter ended August 31, 2002, as compared to 51% of net sales for the equivalent quarter last year. (See page 9 for net sales and gross margin by business segment).

        Cost of goods sold as a percentage of sales for the SANOVA business segment were 60% of net sales for the quarter ended August 31, 2002 versus 59% of net sales for the first quarter of the previous fiscal year. The increase as a percentage of sales was caused primarily by underutilization of equipment at plants in operation during only a portion of the quarter.

        Cost of goods sold for the Animal Health and Surface Disinfectant segment were 46% of net sales for the quarter ended August 31, 2002 as compared to 43% of net sales for the equivalent quarter in the previous fiscal year. The increased cost of goods sold as percentage of net sales for the segment was caused primarily by a shift in product mix as a result of the aforementioned distributor inventory reductions which affected UDDERgold Plus® and UDDERgold® to a greater degree than other animal health products.

Research and Development Expense

        The overall pace of research and development activities during the fiscal first quarter ended August 31, 2002 was at essentially the same rate as during the past several quarters. Extensive effort was directed at international registration of the Company's mastitis control products in Europe necessitated by changes in the distribution network and also preparation of registration dossiers for the Company's Sanova products in key European, Asian and Latin American markets. Research and development expenses of $590,624 for the quarter increased 9% over the equivalent quarter last year representing normal inflationary increases plus a $21,370 charge from the British regulatory authorities for inspection of a U.S. production site for Alcide's mastitis prevention products.

Selling, General and Administrative Expense

        Selling, general and administrative expense of $1,535,374 for the quarter ended August 31, 2002, was $44,796 lower than for the equivalent quarter last year. The reduced expenses resulted primarily from a $104,000 reduction in executive bonuses paid this fiscal year as compared to last fiscal year offset by inflationary increases.

Interest Income

        The reduction of interest income from $27,816 during the first quarter of last fiscal year as compared to $7,867 during the first quarter of this fiscal year, reflect the combination of lower investable income and lower prevailing interest rates.

Interest Expense

        Interest expense of $21,048 for the quarter ended August 31, 2002, is lower than interest expense of $25,104 for the equivalent quarter last year as a direct result of reduced prevailing interest rates.

Liquidity and Capital Resources

        The Company's cash and cash equivalents totaled $1,989,641 on August 31, 2002, as compared to $2,847,581 on May 31, 2002. During the quarter, the Company generated cash from operating activities of $296,881 and invested $1,160,576 in acquisition of new assets to support the expanding Sanova business. At this time, the Company expects to fund its existing operations and growth with its current cash balance plus cash generated by operations. If growth exceeds current expectations, it may be necessary to take additional advances on the Company's line of credit.

Outlook

  •
  SANOVA Food Quality System

    Management expects the size of the Company's food antimicrobial business will continue to expand. Six new operations were added during the fiscal first quarter and two additional operations are under construction. The Company expects to add one to two new operations per month.

  •
  Animal Health and Surface Disinfectant Products

    The worldwide dairy herd is decreasing slightly as cows become more productive, partly through increased use of mastitis prevention products such as those marketed by Alcide. In addition, the Company now faces direct competition from products similar to its products, UDDERgold, UDDERgold Plus, and 4XLA®. To counter this competitive threat, the

    Company has recently introduced advancements to its technology in the form of UDDERgold Platinum® in Europe and UDDERgold 5-Star, an improved barrier product, in the United States. The Company's strategy is to maintain a performance edge over competing products. However, because the Company sells through distributors, both changes in the distribution network and the introduction of new products can cause the Company's sales to shift from quarter to quarter as distributors increase or decrease their inventories of Alcide products. On an ongoing basis, management believes that its distribution network combined with evolving new product introductions, will enable Alcide to maintain its share of market.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

        No material changes have occurred in the disclosure of qualitative and quantitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

ITEM 4.    Evaluation of Disclosure Controls and Procedures

        a)    The Company's Chairman and CEO, and President and CFO, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities.

        b)    Changes in internal controls:  Not applicable.

PART II.

OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K

        a)    Exhibits:

    99.1
    Certification of Periodic Report by Chairman and Chief Executive Officer of Alcide Corporation.

    99.2
    Certification of Periodic Report by President and Chief Financial Officer of Alcide Corporation.

        b)    Reports on Form 8-K:

    None.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCIDE CORPORATION The Registrant

Date: October 14, 2002	By	/s/ JOHN P. RICHARDS John P. Richards President Chief Financial Officer

CERTIFICATIONS

        I, Joseph A. Sasenick, Chairman and Chief Executive Officer, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Alcide Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002	By	/s/ JOSEPH A. SASENICK Joseph A. Sasenick Chairman Chief Executive Officer

        I, John P. Richards, President and Chief Financial Officer, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Alcide Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002	By	/s/ JOHN P. RICHARDS John P. Richards President Chief Financial Officer

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION
ALCIDE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
ALCIDE CORPORATION UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
ALCIDE CORPORATION UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
ALCIDE CORPORATION UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
ALCIDE CORPORATION NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART I.
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4. Evaluation of Disclosure Controls and Procedures
PART II. OTHER INFORMATION
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE