Form 10-Q
period 2002-11-30
ALCIDE CORP
filed 2003-01-14
CIK 708484

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .
Commission File Number: 0-12395

ALCIDE CORPORATION

Delaware	22-2445061
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
8561 154th Avenue North East, Redmond WA	98052
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(425) 882-2555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒    NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2002: 2,656,167, net of Treasury Stock.

ALCIDE CORPORATION

INDEX

ALCIDE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2002	May 31, 2002
Assets:
Current assets:
Cash and cash equivalents	$2,240,456	$2,847,581
Accounts receivable—trade	4,140,841	2,849,103
Inventory	1,955,211	1,823,691
Deferred and prepaid income taxes	246,813	434,200
Spare parts	826,573	652,620
Prepaid expenses and other current assets	217,830	412,118

Total current assets	9,627,724	9,019,313

Equipment and leasehold improvements:
SANOVA plant assets	16,450,310	14,376,961
Construction in progress	2,254,881	3,009,716
Office equipment	562,812	553,539
Laboratory, manufacturing equipment and vehicles	520,761	451,824
Leasehold improvements	73,483	73,483
Less: Accumulated depreciation and amortization	(7,889,826)	(6,118,278)

Total equipment and leasehold improvements, net	11,972,421	12,347,245
Goodwill	478,807	478,807
Other assets	16,430	19,968

Total Assets	$22,095,382	$21,865,333

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$461,174	$743,514
Accrued expenses	390,816	626,953
Line of credit payable	2,000,000	2,000,000

Total current liabilities	2,851,990	3,370,467
Deferred tax liability	379,840	94,837
Other long-term liabilities	—	26,346

Total Liabilities	3,231,830	3,491,650

Commitments and Contingencies
Redeemable Class "B" Preferred Stock—noncumulative convertible $.01 par value: authorized 10,000,000 shares; issued and outstanding: November 30, 2002—63,675; May 31, 2002—68,425	167,145	179,614

Shareholders' equity:
Class "A" Preferred Stock—no par value, authorized 1,000 shares; issued and outstanding: November 30, 2002—138; May 31, 2002—138	18,636	18,636
Common Stock—$.01 par value; authorized 100,000,000 shares; issued: November 30, 2002—3,032,126; May 31, 2002—3,031,292	30,321	30,313
Common treasury stock at cost November 30, 2002—375,959; May 31, 2002—375,959	(7,144,721)	(7,144,721)
Additional paid-in capital	21,392,164	21,386,417
Retained earnings	4,400,007	3,903,424

Total Shareholders' Equity	18,696,407	18,194,069

Total Liabilities and Shareholders' Equity	$22,095,382	$21,865,333

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2002	2001	2002	2001
Revenue:
Net sales	$5,547,795	$5,731,980	$10,563,590	$11,131,810
License revenue	230,757	—	260,154	—

Total revenue	5,778,552	5,731,980	10,823,744	11,131,810
Expenditures:
Cost of goods sold	3,086,117	2,959,125	5,891,395	5,729,825
Research and development expense	563,334	863,894	1,153,959	1,403,814
Consulting expense to related parties	15,000	19,000	30,000	44,000
Selling, general and administrative expense	1,444,043	1,239,395	2,979,417	2,819,565

Total expenditures	5,108,494	5,081,414	10,054,771	9,997,204

Operating income	670,058	650,566	768,973	1,134,606
Interest income	6,201	24,317	14,068	52,133
Interest expense	(16,805)	(21,854)	(37,853)	(46,958)
Other income	9,645	21,689	18,784	28,939

Income before provision for income taxes	669,099	674,718	763,972	1,168,720
Provision for income taxes	234,185	236,150	267,390	409,051

Net income	$434,914	$438,568	$496,582	$759,669

Basic earnings per common share	$.16	$.17	$.19	$.29

Diluted earnings per common share and equivalents	$.16	$.16	$.19	$.28

Weighted average common stock and dilutive potential common stock outstanding:
Basic	2,656,167	2,642,535	2,656,094	2,636,298
Diluted	2,677,684	2,717,691	2,683,300	2,727,872

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Class "A" Preferred Stock					Common Treasury Stock
			Common Stock
					Additional Paid-in Capital			Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance May 31, 2002	138	$18,636	3,031,292	$30,313	$21,386,417	(375,959)	$(7,144,721)	$3,903,424	$18,194,069
Exercise of stock options			834	8	5,747				5,755
Net income								61,669	61,669

Balance August 31, 2002	138	$18,636	3,032,126	$30,321	$21,392,164	(375,959)	$(7,144,721)	$3,965,093	$18,261,493
Net income								434,914	434,914

Balance November 30, 2002	138	$18,636	3,032,126	$30,321	$21,392,164	(375,959)	$(7,144,721)	$4,400,007	$18,696,407

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended November 30
	2002	2001
Cash Flows from Operating Activities:
Net income	$496,582	$759,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,783,149	1,279,929
Amortization of investment premiums	—	483
Tax benefit from exercise of stock options	—	73,262
Deferred income taxes	267,390	359,008
Common stock issued to employee stock ownership plan	—	138,444
Decrease (increase) in assets:
Accounts receivable—trade	(1,291,738)	(1,382,318)
Inventory	(131,520)	(38,047)
Prepaid income taxes	205,000	72,380
Spare parts	(173,953)	(136,556)
Prepaid expenses and other current assets	194,288	182,486
Other assets	3,539	13,954
Increase (decrease) in liabilities:
Accounts payable	(282,340)	413,992
Accrued expenses	(236,137)	(96,637)
Other long-term liabilities	(26,346)	—

Net cash provided by operating activities	807,914	1,640,049

Cash Flows from Investing Activities:
Sale of investments	—	500,770
Acquisition of equipment, net	(1,408,325)	(3,521,262)

Net cash used in investing activities	(1,408,325)	(3,020,492)

Cash Flows from Financing Activities:
Redemption of Class "B" Preferred Stock	(12,469)	(10,763)
Borrowing on line of credit	—	1,000,000
Exercise of stock options	5,755	80,782

Net cash (used in) provided by financing activities	(6,714)	1,070,019

Net decrease in cash and cash equivalents	(607,125)	(310,424)
Cash and cash equivalents at beginning of period	2,847,581	839,103

Cash and cash equivalents at end of period	$2,240,456	$528,679

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	—	$10,000
Cash paid during the period for interest	$37,853	$46,958

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Alcide Corporation (the "Company") for the three and six-month periods ended November 30, 2002 and 2001 have been prepared in accordance with the instructions to Form 10-Q. Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2002. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation. Certain reclassifications have been made to prior year financial statements to conform to current year presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.
Accounts Receivable—Trade consisted of the following:

	November 30, 2002	May 31, 2002
Domestic Distributors	$510,219	$349,942
International Distributors	1,429,567	813,155
SANOVA Customers	2,016,490	1,580,444
Other Receivables	184,565	105,562

Total Accounts Receivable—Trade	$4,140,841	$2,849,103

The Company evaluates impairment of its trade receivables on a regular basis. No allowance has been made for doubtful accounts as the Company believes all receivables are collectible. This belief is consistent with collection history.

3.
Inventory consisted of the following:

	November 30, 2002	May 31, 2002
Raw Materials	$461,228	$307,922
Finished Products	577,791	630,517
SANOVA Inventory at Customer Sites	916,192	885,252

Total Inventory	$1,955,211	$1,823,691

4.
Line of Credit Payable

In September 2002, the Company extended its $10,000,000 unrestricted line of credit with US Bank. The new expiration date is September 30, 2004.

Two advances of $1,000,000 each have been taken on the line of credit. Currently, both advances are due in March 2003. The interest rates are approximately 3.1% for the first advance and 3.0% for the second. Interest is paid monthly. Management believes the Company was in full compliance with all bank covenants as of November 30, 2002.

5.
Commitments and Contingencies

As of November 30, 2002, the Company had contracts for future startups of five meat processing operations. It is estimated that 65% to 75% of the assets required for such installations have already been purchased and are classified on the balance sheet as construction in progress.

6.
Taxes

The income tax provisions were as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Federal Income Taxes	$224,047	$225,928	$255,815	$391,344
State Income Taxes	10,138	10,222	11,575	17,707

Total Income Tax Provisions	$234,185	$236,150	$267,390	$409,051

7.
Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares of the Company include the dilutive effect of outstanding stock options and warrants. For the three and six-month periods ended November 30, 2002, potential common shares excluded because of their antidilutive effect were 267,392 and 247,892 shares, respectively. For the three and six-month periods ended November 30, 2001, 96,790 and 94,790 shares were excluded, respectively.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Net income	$434,914	$438,568	$496,582	$759,669
Weighted average number of common shares outstanding	2,656,167	2,642,535	2,656,094	2,636,298
Basic earnings per share	$.16	$.17	$.19	$.29
Assuming exercise of options reduced by the number of shares which could have been purchased with the proceeds from exercise of such options	21,517	75,156	27,206	91,574

Weighted average common shares outstanding and dilutive potential common shares	2,677,684	2,717,691	2,683,300	2,727,872

Diluted earnings per share	$.16	$.16	$.19	$.28

8.
Recently Issued Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board ("FASB") issued Standard of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 (effective for the Company on June 1, 2002). This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of

Segments of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount of fair value less cost to sell. The Company adopted this standard June 1, 2002 and following its provisions has not had a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which is effective for fiscal years ending after December 15, 2002 (effective for the Company in fiscal 2003). This Statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the Statement amends the disclosure requirements of Statement 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As the Company is still evaluating its opinion to change to the fair value based method of accounting for stock-based employee compensation, management is still assessing the potential impact of this Statement on its financial position and results of operations.

9.
Orders for Future Delivery

At November 30, 2002 and 2001, the Company had orders for future delivery of $474,296 and $479,564, respectively. The $474,296 orders for future delivery are scheduled for shipment during the period December 2002 through January 2003. Data for both years excludes expected sales of SANOVA because contracts with SANOVA customers do not require placement of purchase orders for future delivery.

10.
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

Segment net sales, gross margin, assets, fixed asset additions and depreciation expense are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Animal Health and Surface Disinfectants
License Revenue—U.S.	$230,757	—	$260,154	—
Net Sales—U.S.	$667,137	$1,502,877	$1,505,420	$2,982,951
Net Sales—International	$1,337,586	$1,322,268	$2,160,712	$2,554,660

Total Revenue	$2,235,480	$2,825,145	$3,926,286	$5,537,611
Gross Margin	$1,345,178	$1,604,757	$2,258,616	$3,137,615
Assets (at end of period)	$3,571,146	$3,835,877	$3,571,146	$3,835,877
Fixed Asset Additions	—	—	—	—
Depreciation Expense	$1,344	$1,344	$2,688	$2,688
SANOVA
Net Sales—U.S.	$3,543,072	$2,906,835	$6,897,458	$5,594,199
Gross Margin	$1,347,257	$1,168,098	$2,673,733	$2,264,370
Assets (at end of period)	$15,478,942	$15,023,760	$15,478,942	$15,023,760
Fixed Asset Additions	$225,538	$1,438,413	$1,330,115	$3,425,531
Depreciation Expense	$890,849	$641,957	$1,723,938	$1,235,854
Not Segment Related
Assets (at end of period)	$3,045,294	$2,711,468	$3,045,294	$2,711,468
Fixed Asset Additions	$22,212	$5,743	$78,210	$95,731
Depreciation Expense	$29,096	$22,519	$56,523	$41,387
Total
License Revenue	$230,757	—	$260,154	—
Net Sales	$5,547,795	$5,731,980	$10,563,590	$11,131,810

Total Revenue	$5,778,552	$5,731,980	$10,823,744	$11,131,810
Gross Margin	$2,692,435	$2,772,855	$4,932,349	$5,401,985
Assets (at end of period)	$22,095,382	$21,571,105	$22,095,382	$21,571,105
Fixed Asset Additions	$247,750	$1,444,156	$1,408,325	$3,521,262
Depreciation Expense	$921,289	$665,820	$1,783,149	$1,279,929

Assets assigned to the business segments include accounts receivable, inventories, fixed assets, spare parts and goodwill. No single customer accounted for 10% or more of revenues.

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

The Company's business model for its Food Safety business involves a capital investment ranging from $20,000 to $500,000 for each user plant site, depending on the size of the operation. If a substantial number of customers elect not to renew their contracts, non-productive assets would exist until new customers are found. The Company's experience after four years in the Food Safety business is that all but one of its customers have renewed their contracts.

The economic vitality of the industries served by the Company's products can have an impact on Alcide's ability to sell its products, expand sales and maintain product price levels. Within the Animal Health business segment, the Company's products are premium priced consistent with their superior performance, however, as dairy industry product margins are compressed, some farmers may discontinue the use of Alcide products in favor of lower priced, competitors' products.

Likewise, the Company's ability to sell and expand sales of its Food Safety products, may be impacted by economic conditions within the poultry and red meat industries. During the quarter ended November 30, 2003, three Alcide poultry customers elected not to use SANOVA as a direct result of economic conditions.

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

    Animal Health and Surface Disinfectant sales are recognized at the time of shipment to distributors or to end users. The Company provides a limited warranty to its distributors which limits the Company's obligation to replacement of defective product. Such replacements have, for the past several years, been less than .1% of net sales. The distributors have no contractual right to return unsold product. Payment is due thirty days after shipment for sales to U.S. distributors and sixty days following shipment to international distributors.

    License revenue is recognized in the month the licensee takes delivery of licensed products. Payment of license revenue is due by the tenth day of the month following delivery.

  •
  Depreciation and Book Value of SANOVA Plant Assets

    Capital investments for SANOVA plant assets are depreciated over a five-year life, while customer contracts range from one year to four years. As the SANOVA food antimicrobial business has been in existence for less than five years, the Company has a limited, practical basis on which to assign depreciable life. Management believes, however, based on four years experience, that well-maintained assets will be operational beyond five years and, further, that if customers decide not to renew their contracts, the assets can be relocated to new customer sites. In the event that a customer elects not to renew its SANOVA agreement, the Company will continue to depreciate the SANOVA assets consistent with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

Commitments and Contingencies

Leases: The Company leases certain property under non-cancelable operating leases that expire through May 2004. Insurance, utilities and maintenance expenses are borne by the Company. There are no contingent rentals or sublease rentals.

Line of Credit Payable: In September 2002, the Company extended its $10,000,000 unrestricted line of credit with US Bank. The new expiration date is September 30, 2004.

Two advances of $1,000,000 each have been taken on the line of credit. Currently, both advances are due in March 2003. The interest rates are approximately 3.1% for the first advance and 3.0% for the second. Interest is paid monthly. Management believes the Company was in full compliance with all bank covenants as of November 30, 2002.

New SANOVA Installations: As of November 30, 2002, the Company had contracts for future startups of five meat processing operations. It is estimated that 65% to 75% of the assets required for such installations have already been purchased and are classified on the balance sheet as construction in progress. An additional investment of $100,000 to $200,000 may be required for successful startup of the five systems.

Employment Agreements: One officer has a one year, automatically renewable, employment agreement which obligates the Company to a salary of $273,266 per year. Bonus compensation of 100% of base pay for the officer can be earned at the discretion of the Board of Directors.

Redeemable Class "B" Preferred Stock: On September 30th of each year, the Company redeems a portion of its outstanding Series 2 Class "B" Preferred Stock. The amount redeemed is equal to ..7% of the Company's prior year net income. A total of $167,145 of Class "B" Preferred Stock remains to be redeemed in subsequent fiscal years, dependent on net income.

Financial Condition and Results of Operations

Net Sales

Net sales and license revenue totaling $5,778,552 for the quarter ended November 30, 2002 were 1% higher than for the equivalent quarter last year. Fiscal 2003 first half net sales and license revenue of $10,823,744 were 3% lower than first half sales in fiscal 2002.

Sales of SANOVA food antimicrobial to the poultry and red meat industries totaled $3,543,072 for the quarter ended November 30, 2002, an increase of $636,237, or 22%, compared to the second fiscal quarter last year. At the end of the fiscal 2003 quarter, SANOVA systems were contracted for and installed at thirty-eight poultry plants and seven red meat plants. Three of the poultry plants were using SANOVA applications both pre-chill and post-chill, thus bringing the total to forty-eight operations at quarter's end. Three of the poultry operations and two of the red meat operations did not contribute significant revenue during the quarter. SANOVA sales for the six-month period ended November 30, 2002 were $6,897,458, an increase of $1,303,259, or 23%, compared to the equivalent six-month period last year.

The Company's Animal Health and Surface Disinfectant revenues for the quarter ended November 30, 2002 were $2,235,480, which amount includes $230,757 in license revenue, which did not exist prior to the first fiscal quarter of 2003. Net revenue for the fiscal 2003 quarter was $589,665 lower than for the second fiscal quarter last year, but was $544,674 higher than the fiscal year 2003 first quarter Animal Health net revenues. Six-month fiscal year-to-date Animal Health and Surface Disinfectant sales and license revenue of $3,926,286 were $1,611,325 lower than for the six-month period last year reflecting primarily changes in distributor inventory levels which occurred during the first four months of the Company's fiscal year 2003. In the United Kingdom, the Company established a new distributor relationship with Agri-Lloyd beginning September 15, 2002, while the Company's previous distributor liquidated its inventory of Alcide products resulting in a $280,000 sales reduction from the prior year. In the United States, Alcide introduced UDDERgold 5-Star, an advanced new product, in early October 2002, intended to maintain the Company's performance edge in the mastitis prevention market. In anticipation of the new product launch, U.S. distributors delayed their purchases, accounting for a reduction of an estimated $350,000 in sales activity during the first four months this fiscal year. Lastly, IBA, the Company's largest distributor, transitioned from a distributor arrangement with Alcide to a licensing arrangement and this transition had the effect of reducing sales to IBA by an estimated

$500,000 during the first half of fiscal 2003. The gross margin impact of the sales reduction is estimated at $200,000, attributable entirely to inventory reduction.

Cost of Goods Sold

Cost of goods sold was 53% of total revenue for the quarter and 54% of total revenue for the six-month period ended November 30, 2002, as compared to 52% and 51%, respectively, of total revenue for the equivalent periods a year ago.

Cost of goods sold as a percentage of sales for the SANOVA (food safety) business segment were at 62% for the quarter and 61% for the six-month period ended November 30, 2002 as compared to 60% of net sales for the quarter and six-month period last year. The increase as a percentage of sales was caused primarily by the underutilization of equipment during production stoppages at four SANOVA customers during fiscal 2003.

Cost of goods sold for the Animal Health and Surface Disinfectant business segment was 44% of net sales (excludes license revenue) for the quarter ended November 30, 2002 and 45% of net sales (excludes license revenue) for the first half of fiscal 2003 versus 43% of net sales for both the second quarter and half last year. The increased cost of goods sold as a percentage of net sales for the segment was caused primarily by a shift in product mix as a result of the aforementioned distributor inventory reductions which affected sales of products UDDERgold Plus and UDDERgold to a greater degree than lower margin ancillary products.

Research and Development Expense

Research and development expenses of $563,334 for the quarter ended November 30, 2002 were $300,560 lower than for the equivalent quarter last year reflecting the conclusion of development activities related to the Company's new Animal Health products and the reduction in the cost of SANOVA process validation trials. Research and development expenses of $1,153,959 for the six-month period ended November 30, 2002 were $249,855 lower than for the six-month period a year ago.

Selling, General and Administrative Expense

Selling, general and administrative expense of $1,444,043 for the quarter ended November 30, 2002 was $204,648, or 17%, higher than for the equivalent quarter last year. First half expense of $2,979,417 was $159,852, or 6%, higher than for the first half of last year. Major components of the increase were a $78,000 increase in Animal Health marketing expenses to solidify the Animal Health and Surface Disinfectant business segment and a $123,000 increase in food safety administrative expenses primarily related to additional staff to enter the red meat and fish markets, offset by a $39,000 reduction in trade show/promotion expense.

Interest Income

Interest income was $6,201 for the quarter and $14,068 for the six-month period ended November 30, 2002 versus $24,317 for the quarter and $52,133 for the half year last year. The decrease was due to lower prevailing short-term interest rates.

Interest Expense

Interest expense of $16,805 for the quarter and $37,853 for the six-month period ended November 30, 2002 compare favorably to the $21,854 and $46,958 for the quarter and half year last year, respectively. The reduction is due entirely to lower prevailing interest rates.

Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $2,240,456 on November 30, 2002, as compared to $2,847,581 on May 31, 2002. During the first half of fiscal 2003, the Company generated cash from operating activities of $807,914 and invested a net of $1,408,325 in acquisition of new assets to support the expanding SANOVA business. At this time, the Company expects to fund its existing operations and growth with its current cash balance plus cash generated by operations. If growth exceeds current expectations, it may be necessary to take additional advances on the Company's line of credit.

Outlook

  •
  SANOVA Food Quality System

    Management expects the size of the Company's food antimicrobial business will continue to expand. Eight new operations were added during the fiscal first half of 2003 and five additional operations are under construction. One customer allowed its SANOVA agreement to terminate during the quarter. The Company expects to add one to two new operations per month.

  •
  Animal Health and Surface Disinfectant Products

    The worldwide dairy herd is decreasing slightly as cows become more productive, partly through increased use of mastitis prevention products such as those marketed by Alcide. In addition, the Company now faces direct competition from products similar to its products, UDDERgold, UDDERgold Plus and 4XLA®. To counter this competitive threat, the Company has recently introduced advancements to its technology in the form of UDDERgold Platinum® in Europe and UDDERgold 5-Star, an improved barrier product, in the United States. The Company's strategy is to maintain a performance edge over competing products. However, because the Company sells through distributors, both changes in the distribution network and the introduction of new products can cause the Company's sales to shift from quarter to quarter as distributors increase or decrease their inventories of Alcide products. On an ongoing basis, management believes that its distribution network combined with evolving new product introductions, will enable Alcide to maintain its share of the market.

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

PART II.

OTHER INFORMATION

ITEM 1.    Legal Proceedings

On October 31, 2002, the Company filed a patent lawsuit against Biocide International Incorporated in the United States District Court, Western District of Washington.

The lawsuit claims that "a reasonable opportunity for discovery will show that Biocide has infringed the 064 Patent (Alcide's Patent 36064) because it has made, offered for sale, distributed, used and/or sold antimicrobial or biocidal products such as Oxine, Pro-Oxine and Purogene for use in food treatment and red meat industry that fall within one or more claims of the 064 Patent, or when used in accordance with Biocide's instructions and teachings, fall within one or more claims of the 064 Patent".

The lawsuit also claims that "Biocide has also made, offered for sale, distributed, used and/or sold Purogene antimicrobial or biocidal products through its distributor Aerosafe Products Incorporated that fall within one or more claims of the 064 Patent, or when used in accordance with Biocide's instructions and teachings, fall within one or more claims of the 064 Patent".

The first status conference in this matter is scheduled for February 25, 2003.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Shareholders voted on two proposals at the Annual Meeting of stockholders on October 22, 2002 as described in the Company's proxy statement.

  1.
  Votes for election of Directors of the Corporation for the ensuing year were as follows:

	FOR	WITHHELD AUTHORITY
Thomas L. Kempner	2,219,441	155,864
Charles A. Baker	2,219,704	155,601
Joseph A. Sasenick	2,371,587	235,771
William G. Spears	2,226,969	148,336
  2.
  Votes for the ratification of the Board's selection of KPMG LLP as independent auditors of the Company for the fiscal year ended May 31, 2003.

FOR	AGAINST	ABSTAIN
2,403,141	7,713	5,788

ITEM 6.    Exhibits and Reports on Form 8-K

a)
Exhibits:

99.1
Certification of Periodic Report by Chairman and Chief Executive Officer of Corporation.

99.2
Certification of Periodic report by President and Chief Financial Officer of Alcide Corporation.

b)
Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCIDE CORPORATION The Registrant
Date: January 13, 2003	By	/s/ JOHN P. RICHARDS John P. Richards President Chief Financial Officer

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

10.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 13, 2003

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

Date: January 13, 2003

By	/s/ JOHN P. RICHARDS John P. Richards President Chief Financial Officer

QuickLinks

ALCIDE CORPORATION INDEX
ALCIDE CORPORATION UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
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
  ITEM 1. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURE