Form 10-Q
period 2003-02-28
ALCIDE CORP
filed 2003-04-14
CIK 708484

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                                to                               .

Commission File Number:       0-12395

ALCIDE CORPORATION

Delaware	22-2445061
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

8561 154th Avenue North East, Redmond WA	98052
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(425) 882-2555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 28, 2003:  2,664,638, net of Treasury Stock.

ALCIDE CORPORATION

ALCIDE CORPORATION UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2003	May 31, 2002
Assets:
Current assets:
Cash and cash equivalents	$3,723,597	$2,847,581
Accounts receivable – trade, net	3,855,553	2,849,103
Inventory	2,015,538	1,823,691
Deferred and prepaid income taxes	311,204	434,200
Spare parts	838,808	652,620
Prepaid expenses and other current assets	323,266	412,118
Total current assets	11,067,966	9,019,313
Equipment and leasehold improvements:
SANOVA plant assets	16,638,289	14,376,961
Construction in progress	2,508,743	3,009,716
Office equipment	564,323	553,539
Laboratory, manufacturing equipment and vehicles	523,718	451,824
Leasehold improvements	73,483	73,483
Less: Accumulated depreciation and amortization	(8,836,531)	(6,118,278)
Total equipment and leasehold improvements, net	11,472,025	12,347,245
Goodwill	478,807	478,807
Other assets	16,430	19,968
Total Assets	$23,035,228	$21,865,333
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$810,074	$743,514
Accrued expenses	385,555	626,953
Line of credit payable	2,000,000	2,000,000
Total current liabilities	3,195,629	3,370,467
Deferred tax liability	585,500	94,837
Other long-term liabilities	—	26,346
Total Liabilities	3,781,129	3,491,650
Commitments and Contingencies
Redeemable Class “B” Preferred Stock - $.01 par value; authorized 10,000,000 shares; issued and outstanding: February 28, 2003 – 63,675; May 31, 2002 – 68,425	167,145	179,614
Shareholders’ equity:
Class “A” Preferred Stock - no par value, authorized 1,000 shares; issued and outstanding: February 28, 2003 – 138; May 31, 2002 - 138	18,636	18,636
Common Stock - $.01 par value; authorized 100,000,000 shares; issued: February 28, 2003 – 3,040,597; May 31, 2002 – 3,031,292	30,406	30,313

Common treasury stock at cost February 28, 2003 – 375,959; May 31, 2002 - 375,959	(7,144,721)	(7,144,721)
Additional paid-in capital	21,502,827	21,386,417
Retained earnings	4,679,806	3,903,424
Total Shareholders’ Equity	19,086,954	18,194,069
Total Liabilities and Shareholders’ Equity	$23,035,228	$21,865,333

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended February 28,		For the Nine Months Ended February 28,
	2003	2002	2003	2002
Revenue:
Net sales	$5,172,872	$5,500,252	$15,736,462	$16,632,062
License revenue	330,722	—	590,876	—
Total revenue	5,503,594	5,500,252	16,327,338	16,632,062
Expenditures:
Cost of goods sold	3,095,239	2,913,369	8,986,635	8,643,194
Research and development expense	520,678	573,978	1,674,636	2,058,993
Consulting expense to related parties	15,000	15,000	45,000	59,000
Selling, general and administrative expense	1,441,805	1,167,953	4,421,222	3,906,317
Total expenditures	5,072,722	4,670,300	15,127,493	14,667,504
Operating income	430,872	829,952	1,199,845	1,964,558
Interest income	5,945	11,693	20,013	63,826
Interest expense	(15,219)	(20,591)	(53,072)	(67,549)
Other income	8,862	10,203	27,646	39,142
Income before provision for income taxes	430,460	831,257	1,194,432	1,999,977
Provision for income taxes	150,661	290,941	418,051	699,992
Net income	$279,799	$540,316	$776,381	$1,299,985
Basic earnings per common share	$.11	$.20	$.29	$.49
Diluted earnings per common share and equivalents	$.10	$.20	$.29	$.48
Weighted average common stock and dilutive potential common stock outstanding:
Basic	2,659,910	2,648,614	2,657,352	2,640,358
Diluted	2,682,765	2,715,849	2,681,962	2,722,643

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class “A” Preferred Stock		Common Stock		Additional Paid-in Capital	Common Treasury Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance May 31, 2002	138	$18,636	3,031,292	$30,313	$21,386,417	(375,959)	$(7,144,721)	$3,903,424	$18,194,069
Exercise of stock options			834	8	5,747				5,755
Net income								61,669	61,669
Balance August 31, 2002	138	$18,636	3,032,126	$30,321	$21,392,164	(375,959)	$(7,144,721)	$3,965,093	$18,261,493
Net income								434,914	434,914
Balance November 30, 2002	138	$18,636	3,032,126	$30,321	$21,392,164	(375,959)	$(7,144,721)	$4,400,007	$18,696,407
Exercise of stock options			5,200	52	47,398				47,450
Stock issued to employee stock ownership plan			3,271	33	53,873				53,906
Tax benefit from exercise of stock options					9,392				9,392
Net income								279,799	279,799
Balance February 28, 2003	138	$18,636	3,040,597	$30,406	$21,502,827	(375,959)	$(7,144,721)	$4,679,806	$19,086,954

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended February 28,
	2003	2002
Cash Flows from Operating Activities:
Net income	$776,381	$1,299,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,718,253	1,992,899
Amortization of investment premiums	—	483
Tax benefit from exercise of stock options	9,392	97,820
Deferred income taxes	418,659	625,392
Common stock issued to employee stock ownership plan	53,906	138,444
Decrease (increase) in assets:
Accounts receivable - trade, net	(1,006,450)	(1,189,038)
Inventory	(191,847)	(104,982)
Prepaid income taxes	195,000	(47,620)
Spare parts	(186,188)	(146,626)
Prepaid expenses and other current assets	88,852	113,344
Other assets	3,539	21,205
Increase (decrease) in liabilities:
Accounts payable	66,560	(46,864)
Accrued expenses	(241,398)	(184,016)
Other long-term liabilities	(26,346)	43,500
Net cash provided by operating activities	2,678,313	2,613,926
Cash Flows from Investing Activities:
Sale of investments	—	1,493,196
Acquisition of equipment, net	(1,843,033)	(4,543,431)
Net cash used in investing activities	(1,843,033)	(3,050,235)
Cash Flows from Financing Activities:
Redemption of Class “B” Preferred Stock	(12,469)	(10,763)
Borrowing on line of credit	—	1,000,000
Exercise of stock options	53,205	124,935
Net cash provided by financing activities	40,736	1,114,172
Net increase in cash and cash equivalents	876,016	677,863
Cash and cash equivalents at beginning of period	2,847,581	839,103
Cash and cash equivalents at end of period	$3,723,597	$1,516,966
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$10,000	$130,000
Cash paid during the period for interest	$53,072	$67,549

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Alcide Corporation (the “Company”) for the three and nine-month periods ended February 28, 2003 and 2002 have been prepared in accordance with the instructions to Form 10-Q.  Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation.  Certain reclassifications have been made to prior year financial statements to conform to current year presentation.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

2.                                       Accounts Receivable - Trade consisted of the following:

	February 28, 2003	May 31, 2002
Domestic Distributors	$384,467	$349,942
International Distributors	1,274,001	813,155
SANOVA Customers	2,043,261	1,580,444
Other Receivables	153,824	105,562
Total Accounts Receivable - Trade	$3,855,553	$2,849,103

The Company evaluates impairment of its trade receivables on a regular basis.  During the quarter, the Company recorded an allowance for doubtful accounts of $27,000 to reflect the Company’s probable loss relating to receivables from one of its customers that filed for Chapter 11 bankruptcy protection.  The allowance for doubtful accounts was $28,000 and $1,000 as of February 28, 2003 and May 31, 2002, respectively, which was estimated based on collection history and known events.

3.                                       Inventory consisted of the following:

	February 28, 2003	May 31, 2002
Raw Materials	$657,494	$307,922
Finished Products	479,104	630,517
SANOVA Inventory at Customer Sites	878,940	885,252
Total Inventory	$2,015,538	$1,823,691

4.                                       Line of Credit Payable

In September 2002, the Company extended its $10,000,000 unrestricted line of credit with US Bank.  The new expiration date is September 30, 2004.

Two advances of $1,000,000 each have been taken on the line of credit. The interest rates are approximately 3.1% for the first advance and 3.0% for the second.  Interest is paid monthly.  Management believes the Company was in full compliance with all bank covenants as of February 28, 2003.  The Company repaid both of these advances in March 2003.

5.                                       Commitments and Contingencies

As of February 28, 2003, the Company had contracts for future startups of six red meat processing operations.  It is estimated that 65% to 75% of the assets required for such installations have already been purchased and are classified on the balance sheet as construction in progress.

6.                                       Taxes

The income tax provisions were as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Federal Income Taxes	$144,139	$278,346	$399,954	$669,690
State Income Taxes	6,522	12,595	18,097	30,302
Total Income Tax Provisions	$150,661	$290,941	$418,051	$699,992

7.                                       Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares of the Company include the dilutive effect of outstanding stock options and warrants. For the three and nine-month periods ended February 28, 2003, potential common shares excluded because of their antidilutive effect were 260,392 and 242,892 shares, respectively.  For the three and nine-month periods ended February 28, 2002, 95,790 and 93,790 shares were excluded, respectively.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002

Net income	$279,799	$540,316	$776,381	$1,299,985
Weighted average number of common shares outstanding	2,659,910	2,648,614	2,657,352	2,640,358
Basic earnings per share	$.11	$.20	$.29	$.49
Assuming exercise of options reduced by the number of shares which could have been purchased with the proceeds from exercise of such options	22,855	67,235	24,610	82,285
Weighted average common shares outstanding and dilutive potential common shares	2,682,765	2,715,849	2,681,962	2,722,643
Diluted earnings per share	$.10	$.20	$.29	$.48

8.                                       Orders for Future Delivery

At February 28, 2003 and 2002, the Company had orders for future delivery of $430,918 and $714,113, respectively.  The $430,918 orders for future delivery are scheduled for shipment during the period March 2003 through May 2003. Last year’s future orders included $240,462 of orders from one of the Company’s domestic distributors, IBA.  This year’s sales to IBA are based on a licensing arrangement that doesn’t involve the placement of orders for future delivery. Data for both years excludes expected sales of SANOVA because contracts with SANOVA customers do not require placement of purchase orders for future delivery.

9.                                       Segment Information

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” and reports segment information in the same format as reviewed by the Company’s management (the “Management Approach”), which is organized around differences in products and services.  Management has determined the Company has two reportable segments, Animal Health and Surface Disinfectants and SANOVA Food Antimicrobial Products.

The Company’s reportable segments are strategic business units that offer similar products, but to entirely different customers at substantially different selling prices and cost of goods sold structures.  The Company does not have any inter-segment revenues.

The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies in the Company’s May 31, 2002 Form 10-K.  The Company evaluates performance based on gross margin from the sale of each segment’s products and does not allocate expenses beyond gross margin to the two segments.

Segment net sales, gross margin, assets, fixed asset additions and depreciation expense are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Animal Health and Surface Disinfectants
License Revenue – U.S.	$330,722	$—	$590,876	$—
Net Sales - U.S.	878,954	1,249,335	2,384,374	4,232,286
Net Sales - International	1,070,183	999,099	3,230,895	3,553,759
Total Revenue	2,279,859	2,248,434	6,206,145	7,786,045
Gross Margin	1,395,902	1,290,888	3,654,518	4,428,502

Assets (at end of period)	3,359,538	3,533,698	3,359,538	3,533,698
Fixed Asset Additions	—	—	—	—
Depreciation Expense	1,344	1,344	4,032	4,032

SANOVA
Net Sales - U.S.	3,223,735	3,251,818	10,121,193	8,846,017
Gross Margin	1,012,453	1,295,995	3,686,185	3,560,366

Assets (at end of period)	14,996,925	15,526,988	14,996,925	15,526,988
Fixed Asset Additions	430,240	1,007,544	1,760,355	4,433,075
Depreciation Expense	903,852	688,382	2,627,790	1,924,236

Not Segment Related
Assets (at end of period)	4,678,765	2,627,587	4,678,765	2,627,587
Fixed Asset Additions	4,468	14,625	82,678	110,356
Depreciation Expense	29,908	23,244	86,431	64,631

Total
License Revenue	330,722	—	590,876	—
Net Sales	5,172,872	5,500,252	15,736,462	16,632,062
Total Revenue	5,503,594	5,500,252	16,327,338	16,632,062
Gross Margin	2,408,355	2,586,883	7,340,703	7,988,868

Assets (at end of period)	23,035,228	21,688,273	23,035,228	21,688,273
Fixed Asset Additions	434,708	1,022,169	1,843,033	4,543,431
Depreciation Expense	935,104	712,970	2,718,253	1,992,899

Assets assigned to the business segments include accounts receivable, inventories, fixed assets, spare parts and goodwill.  No single customer accounted for 10% or more of revenues.

PART  I.

ITEM 2.                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Alcide Corporation (the “Company” or “Alcide”) is a Delaware Corporation organized in 1983 which has its executive offices and research laboratories at 8561 154th Avenue N.E., Redmond, Washington 98052.

Alcide is engaged in the research, development and commercialization of unique chemical compounds having intense microbiocidal activity.  The Company holds substantial worldwide rights to its discoveries through various patents, patent applications, trademarks and other intellectual property, technology and know-how.

Risks and Uncertainty

This report includes forward looking statements which involve risk and uncertainty including, without limitation, risk of dependence on patents, trademarks, third party suppliers, market acceptance of and demand for the Company’s products, distribution capabilities and the development of technology and government regulatory approval thereof.

Sentences or phrases that use words such as “believes”, “anticipates”, “hopes”, “plans”, “ may”, “can”, “will”, “expects” and others are often used to flag such forward looking statements, but their absence does not necessarily mean a statement is not forward looking.  Such statements reflect management’s current opinion and are designed to help readers understand management’s thinking.  By their very nature, however, such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expected or projected.  Readers are cautioned not to place undo reliance on these forward looking statements which speak only as of the date hereof.  The Company undertakes no obligation to release publicly any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Substantially all of the Company’s products are subject to regulatory approval of or control by various governmental agencies, such as the Food and Drug Administration, Department of Agriculture and Environmental Protection Agency in the United States and their equivalents in international markets.  The exercise of control and regulatory authority by these agencies can have a material effect on the Company’s business directly as it relates to the Company’s products and indirectly as it may relate to competitors’ products.

Within the Animal Health and Surface Disinfectant business segment, all of the Company’s Animal Health products are sold through distributors having exclusive or semi-exclusive rights to specified geographical territories.  The loss of a distributor can have a material effect on the Company’s sales, particularly, in the short-term until a replacement is found, contracted and trained in the sale of the Company’s products.  Further, the Company faces well established competition in each of the markets where its Animal Health products are sold.  Such competition, particularly, competition claiming equivalence to the Company’s products, can limit the sales potential for Alcide’s products.

Alcide’s Food Safety products participate in a rapidly evolving marketplace which, by its nature, attracts innovation and competing technologies.  The Company’s SANOVA sales are based on performance, price and convenience.  Introduction of competitive products better meeting these customer needs can have a material impact on the Company’s ability to sell and expand the use of its SANOVA products.

The Company’s business model for its Food Safety business involves a capital investment ranging from $20,000 to $500,000 for each user plant site, depending on the size of the operation.  If a substantial number of customers elect not to renew their contracts, non-productive assets would exist until new customers are found.  The Company’s experience after four years in the Food Safety business is that all but two of its customers have renewed their contracts.

The economic vitality of the industries served by the Company’s products can have an impact on Alcide’s ability to sell its products, expand sales and maintain product price levels.  Within the Animal Health business segment, the Company’s products are premium priced consistent with their superior performance, however, as dairy industry product margins are compressed, some farmers may discontinue the use of Alcide products in favor of lower priced, competitors’ products.

Likewise, the Company’s ability to sell and expand sales of its Food Safety products may be impacted by economic conditions within the poultry and red meat industries.  During the nine months ended February 28, 2003, three Alcide poultry customers elected not to use SANOVA as a direct result of economic conditions.  One of the three customers has allowed its SANOVA agreement to expire.

Critical Accounting Policies

•                  Revenue Recognition

Revenue from sales of SANOVA food antimicrobials is recognized based on the terms of the Company’s contracts with individual customers.  For customers using more than 15,000 gallons of SANOVA per month, Alcide provides bulk shipments of inventory to the customer and the customer is invoiced at month-end with revenue recognized based on the amount of product processed or gallons of SANOVA used.  All other customers are invoiced and revenue is recognized at the time SANOVA is shipped to their facilities.  Payment in either case is due fifteen to thirty days after billing.

Animal Health and Surface Disinfectant sales are recognized at the time of shipment to distributors or to end users.  The Company provides a limited warranty to its distributors which limits the Company’s obligation to replacement of defective product.  Such replacements have, for the past several years, been less than .1% of net sales.  The distributors have no contractual right to return unsold product.  Payment is due thirty days after shipment for sales to U.S. distributors and sixty days following shipment to international distributors.

License revenue is recognized in the month the licensee takes delivery of licensed products. Payment of license revenue is due by the tenth day of the month following delivery.

•                  Depreciation and Book Value of SANOVA Plant Assets

Capital investments for SANOVA plant assets are depreciated over a five-year life, while customer contracts range from one year to four years.  As the SANOVA food antimicrobial business has been in existence for less than five years, the Company has a limited, practical basis on which to assign depreciable life.  Management believes, however, based on four years experience, that well-maintained assets will be operational beyond five years and, further, that if customers decide not to renew their contracts, the assets can be relocated to new customer sites.  In the event that a customer elects not to renew its SANOVA agreement, the Company will continue to depreciate the SANOVA assets consistent with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

Two advances of $1,000,000 each have been taken on the line of credit.   The interest rates are approximately 3.1% for the first advance and 3.0% for the second.  Interest is paid monthly.  Management believes the Company was in full compliance with all bank covenants as of February 28, 2003.  The Company repaid both advances in March 2003.

New SANOVA Installations:  As of February 28, 2003, the Company had contracts for future startups of six red meat processing operations.  It is estimated that 65% to 75% of the assets required for such installations have already been purchased and are classified on the balance sheet as construction in progress.  An additional investment of $150,000 to $250,000 may be required for successful startup of the six systems.

Employment Agreements:  One officer has a one year, automatically renewable, employment agreement which obligates the Company to a salary of $273,266 per year.  Bonus compensation of 100% of base pay for the officer can be earned at the discretion of the Board of Directors.

Redeemable Class “B” Preferred Stock:  On September 30th of each year, the Company redeems a portion of its outstanding Series 2 Class “B” Preferred Stock.  The amount redeemed is equal to .7% of the Company’s prior year net income.  A total of $167,145 of Class “B” Preferred Stock remains to be redeemed in subsequent fiscal years, dependent on net income.

Financial Condition and Results of Operations

Net Sales

Net sales and license revenue totaling $5,503,594 for the quarter ended February 28, 2003 were $3,342 higher than for the equivalent quarter last year.  Fiscal 2003 nine-month net sales and license revenue of $16,327,338 were $304,724, or 2%, lower than nine-month sales in fiscal 2002.

Sales of SANOVA food antimicrobial to the poultry and red meat industries totaled $3,223,735 for the quarter ended February 28, 2003, $28,083 lower than the third fiscal quarter last year.  At the end of the third fiscal 2003 quarter, SANOVA systems were contracted for and installed at 38 poultry plants and 10 red meat plants.  Three of the poultry plants were using SANOVA applications both pre-chill and post-chill, thus bringing the total to 51 operations at quarter’s end.  Two of the poultry operations and three of the red meat operations did not contribute significant revenue during the quarter.  SANOVA sales for the nine-month period ended February 28, 2003 were $10,121,193, an increase of $1,275,176, or 14%, compared to the equivalent nine-month period last year.

SANOVA sales to the poultry industry during the fiscal 2003 three-month and nine-month periods, were adversely affected by economic conditions within the poultry industry, which in turn, have caused SANOVA customers to reduce their use of SANOVA, discontinue using antimicrobial interventions altogether, or in the case of one plant, switch to lower priced competition.  The following table shows the difference in sales this year versus last year for these customers.

Negative Impact on SANOVA Net Sales Caused by Poultry Industry Profitability

	Estimated Impact on Fiscal 2003 Sales
	Quarter Ended February 28, 2003	Nine Months Ended February 28, 2003

3 plants discontinued SANOVA use	$272,000	$826,000
1 plant switched to competitor’s product	$55,000	$119,000
Reduced production at several plants	$141,000	$146,000

	$468,000	$1,091,000

The Company’s Animal Health and Surface Disinfectant revenues for the quarter ended February 28, 2003 were $2,279,859, including $330,722 in license revenue, which did not exist prior to the first fiscal quarter of 2003.  Net revenue including license revenue for the third fiscal 2003 quarter was $31,425 higher than for the third fiscal quarter last year. Nine-month fiscal 2003 Animal Health and Surface Disinfectant sales and license revenue of $6,206,145 were $1,579,900 lower than for the nine-month period last year reflecting primarily changes in distributor inventory levels which occurred during the first four months of the Company’s fiscal year

2003.  In the United Kingdom, the Company established a new distributor relationship with Agri-Lloyd beginning September 15, 2002, while the Company’s previous distributor liquidated its inventory of Alcide products resulting in a $280,000 sales reduction from the prior year.  In the United States, Alcide introduced UDDERgold 5-Star, an advanced new product, in early October 2002, intended to maintain the Company’s performance edge in the mastitis prevention market.  In anticipation of the new product launch, U.S. distributors delayed their purchases, accounting for a reduction of an estimated $350,000 in sales activity during the first four months of fiscal 2003.  Lastly, IBA, the Company’s largest distributor, transitioned from a distributor arrangement with Alcide to a licensing arrangement and this transition had the effect of reducing sales to IBA by an estimated $800,000 during the first nine-month period of fiscal year 2003. The gross margin impact of the sales reduction is estimated at $200,000, attributable entirely to inventory reduction.  This reduction occurred in the first quarter of fiscal year 2003 as IBA sold through its existing inventory of Alcide produced products and began making IBA produced products.

Cost of Goods Sold

Cost of goods sold was 56% of total revenue for the quarter and 55% of total revenue for the nine-month period ended February 28, 2003, as compared to 53% and 52%, respectively, of total revenue for the equivalent periods a year ago.

Cost of goods sold as a percentage of net sales for the SANOVA (Food Safety) business segment was at 69% for the quarter and 64% for the nine-month period ended February 28, 2003, as compared to 60% of net sales for the quarter and nine-month period last year.  The increase as a percentage of net sales was caused primarily by the underutilization of equipment during production stoppages and reductions at SANOVA customers during fiscal 2003.

Cost of goods sold for the Animal Health and Surface Disinfectant business segment was 45% of net sales (excludes license revenue) for the quarter and nine-month periods ended February 28, 2003 versus 43% of net sales for both the third quarter and nine-month periods last year.  The increased cost of goods sold as a percentage of net sales for the segment was caused primarily by a shift in product mix as a result of the aforementioned distributor inventory reductions which affected sales of products UDDERgold Plus and UDDERgold to a greater degree than lower margin ancillary products.

Research and Development Expense

Reflecting the conclusion of development activities related to the Company’s new Animal Health products and the reduction in the cost of SANOVA process validation trials, research and development expenses for the quarter and for the nine months ended February 28, 2003 were $53,300 and $384,357 lower, respectively, than for the equivalent periods a year ago.

Selling, General and Administrative Expense

Selling, general and administrative expense of $1,441,805 for the quarter ended February 28, 2003 was $273,852 higher than for the equivalent quarter last year. Nine-month fiscal year 2003 expense of $4,421,222 was $514,905 higher than for the nine-month period last year.  Major components of the increase were a $102,000 increase in Animal Health marketing expenses incurred to launch UDDERgold 5 Star and to solidify the Animal Health and Surface Disinfectant business segment, a $118,000 increase in Food Safety administrative expenses primarily related to additional staff to enter the red meat and fish markets, a $100,000 increase in insurance costs due to growth of the Company, a $27,000 allowance for doubtful accounts related to a receivable from a Puerto Rico poultry customer, and an estimated $40,000 in legal and other costs to comply with evolving SEC and NASDAQ regulations.

Interest Income

Interest income was $5,945 for the quarter and $20,013 for the nine-month period ended February 28, 2003 versus $11,693 for the quarter and $63,826 for the nine-month period last year.  The decrease was due to lower prevailing short-term interest rates.

Interest Expense

Interest expense of $15,219 for the quarter and $53,072 for the nine-month period ended February 28, 2003 compare favorably to the $20,591 and $67,549 for the quarter and nine-month period last year, respectively.  The reduction is due entirely to lower prevailing interest rates.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $3,723,597 on February 28, 2003, as compared to $2,847,581 on May 31, 2002.  During the first nine months of fiscal 2003, the Company generated cash from operating activities of $2,678,313 and invested a net of $1,843,033 in acquisition of new assets to support the expanding SANOVA business.  At this time, the Company expects to fund its existing operations and growth with its current cash balance plus cash generated by operations.  If growth exceeds current expectations, it may be necessary to draw on the Company’s line of credit.  In March 2003, the Company repaid $2,000,000 that had previously been advanced on the line of credit, restoring the available line to its original $10,000,000.

Outlook

•                                          SANOVA Food Quality System

Management expects the size of the Company’s food antimicrobial business will continue to expand.  Eleven new operations were added during the first nine months of 2003 and six additional operations are under construction.  The poultry industry is under severe economic pressure and, as a consequence, two SANOVA customers have temporarily stopped purchasing the Company’s product and one customer has allowed its SANOVA agreement to terminate.  In addition, one SANOVA customer has switched to a lower priced competitor’s product.  Until the poultry industry recovers from its economic slump, it will be difficult for Alcide to expand its business in that sector and existing Alcide customers may be vulnerable to lower priced competitive products or, alternatively, SANOVA may experience pricing pressure.  New plants started during the year and those scheduled for startup during the next several months have been predominately red meat plants.  Alcide management believes that the near term growth prospects in the red meat and aquaculture business segments offer the greatest expansion potential.

•                                          Animal Health and Surface Disinfectant Products

The worldwide dairy herd is decreasing slightly as cows become more productive, partly through increased use of mastitis prevention products such as those marketed by Alcide.  In addition, the Company now faces direct competition from products similar to its products, UDDERgold, UDDERgold Plus and 4XLA®.  To counter this competitive threat, the Company has introduced advancements to its technology in the form of UDDERgold Platinum® in Europe and UDDERgold 5-Star, an improved barrier product, in the United States.  The Company’s strategy is to maintain a performance edge over competing products.  However, because the Company sells through distributors, both changes in the distribution network and the introduction of new products can cause the Company’s sales to shift from quarter to quarter as distributors increase or decrease their inventories of Alcide products.  On an ongoing basis, management believes that its distribution network, combined with evolving new product introductions, will enable Alcide to maintain its share of the market.

ITEM 3.                             Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the disclosure of qualitative and quantitative market risk set forth in our Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

ITEM 4.                             Evaluation of Disclosure Controls and Procedures

a)                   The Company’s Chairman and CEO, and President and CFO, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities.

b)                  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.  There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

PART II.

OTHER INFORMATION

ITEM 1.                           Legal Proceedings

On October 31, 2002, the Company filed a patent lawsuit against Biocide International Incorporated in the United States District Court, Western District of Washington.

The lawsuit claims that “a reasonable opportunity for discovery will show that Biocide has infringed the 064 Patent (Alcide’s Patent 36064) because it has made, offered for sale, distributed, used and/or sold antimicrobial or biocidal products such as Oxine, Pro-Oxine and Purogene for use in food treatment and red meat industry that fall within one or more claims of the 064 Patent, or when used in accordance with Biocide’s instructions and teachings, fall within one or more claims of the 064 Patent”.

The lawsuit also claims that “Biocide has also made, offered for sale, distributed, used and/or sold Purogene antimicrobial or biocidal products through its distributor Aerosafe Products Incorporated that fall within one or more claims of the 064 Patent, or when used in accordance with Biocide’s instructions and teachings, fall within one or more claims of the 064 Patent”.

The Discovery phase of the lawsuit began in March 2003 and is likely to continue for approximately a year in the event the matter ultimately goes to trial.

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

ALCIDE CORPORATION
The Registrant

Date:	April 13, 2003	By	/s/ John P. Richards
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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 13, 2003

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 13, 2003

	By	/s/ John P. Richards
John P. Richards
President
Chief Financial Officer