Form 10-K
period 2003-05-31
ALCIDE CORP
filed 2003-08-25
CIK 708484

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2003

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

Registrant’s telephone number, including Area Code (425) 882-2555

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $.01 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on November 29, 2002 was approximately $35,703,000, net of Treasury Stock.  On August 22, 2003, there were 2,654,638 shares of common stock outstanding, net of Treasury Stock.

Certain information required by Part III hereof is incorporated by reference from the Registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders.

PART I

This report contains forward looking statements.  These statements relate to future events or future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “believes” “anticipates,” “expects” “intends,” “estimates,” “predicts,” and similar expressions, the negatives of these terms, or other terminology.  These statements are only predictions.  They reflect management’s current opinion and are designed to help readers understand management’s thinking.  By their very nature, however, such statements are subject to certain risks and uncertainties that could cause actual events or results to differ materially from those projected.  Some of the risks and uncertainties that could affect the Company’s operating results and performance are described throughout this report, such as in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.  You should review and consider these and other risks carefully.  Readers are cautioned not to place undue reliance on such forward-looking statements which speak only as of the date of this report.  We undertake no obligation to update publicly any forward looking statements to reflect new information, events or circumstances after the date of this Report, or to reflect the occurrence of unanticipated events.

ITEM 1.                                                     Business

A.                                    Introduction

Alcide® Corporation (the “Company”) is a Delaware corporation organized in 1983 which has its executive offices and research laboratories at 8561 154th Avenue NE, Redmond, Washington 98052.

Alcide is engaged in the research, development and commercialization of unique chemical compounds having intense microbiocidal activity.  The Company holds substantial worldwide rights to its discoveries through various patents, patent applications, trademarks and other intellectual property, technology, and know-how.

B.                                    Sales Development

The Company sells antimicrobial products to the dairy, health care and food processing industries.  Its products include: UDDERgold® 5-Star, UDDERgold® Plus, UDDERgold Platinum® and UDDERgold® Germicidal Barrier Teat Dips, Pre-Gold® Germicidal Pre-Milking Teat Dip and 4XLA® Pre- and Post-Milking Teat Dip to the dairy industry; Exspor® Sterilant-Disinfectant and LD® Disinfectant to the health care industry; and SANOVA® antimicrobial intervention to the food processing industry.  The Company’s sales to date have primarily been derived from the UDDERgold family of teat dips and SANOVA food processing antimicrobial.

Total revenue for the fiscal year ended May 31, 2003 was $21,924,454 of which $897,177 was license revenue.  Export sales to international distributors accounted for $4,437,037, 20% of total revenue.

1.                   Dairy Industry

Worldwide revenue from dairy line products during fiscal year 2003 was $7,875,840 (including $897,177 license revenue) as compared with $9,265,736 in fiscal year 2002.  In fiscal 2003, sales to the dairy industry accounted for 36% of the Company’s total revenue.  Loss of the sales generated by dairy line products, could have a material adverse effect on the Company.

U.S. Dairy Industry

In fiscal 2003, dairy industry revenue in the United States was $3,438,803 (including $897,177 license revenue), 44% of Alcide’s total dairy industry revenue.

International Dairy Industry

Alcide products are sold to the dairy industry in Canada, Latin America, Europe and selected Asian markets through a network of distributors.  Sales to the international dairy industry were $4,437,037 in fiscal 2003, or 56% of total dairy industry revenue.

Distributor Arrangements

Alcide sales to the dairy industry are primarily to distributors who have contracted with the Company to distribute the Company’s products.  In each case the distributor purchases product from Alcide for resale to the end user.  Loss of any of the Company’s distributors could have a material impact on the Company’s sales and earnings.

On April 26, 2002, Alcide entered into an agreement licensing its technology know-how and trademarks associated with its dairy industry products to IBA, Inc. (“IBA”) of Millbury, MA, one of its domestic distributors, in a five year agreement beginning June 1, 2002.  Under the agreement, IBA manufactures products using Alcide’s technology and carrying Alcide’s trademarks for direct, nonexclusive distribution through IBA’s extensive United States distribution network, and pays Alcide licensing revenue.  Alcide revenue on products licensed to and manufactured by IBA in fiscal year 2003 was approximately 43% lower than if such products had been manufactured and sold by Alcide.

Subsequent to the end of fiscal 2003, Alcide entered into a license agreement with Ferdinand Eimermacher GmbH (“Eimermacher”) to manufacture and distribute teat dips using Alcide’s technology and trademarks in Austria, Germany and Switzerland.  Eimermacher will pay Alcide licensing revenue on all sales utilizing the Company’s technology.

2.                   Food Processing Antimicrobials (SANOVA)

In May 1997, the Company entered into an agreement with Novus International, Inc. for Novus’ introduction and distribution of SANOVA antimicrobial to the poultry industry.  Subsequently, effective December 1, 1998, Alcide assumed direct responsibility for distribution of SANOVA.  In February 2001, the Company began to commercialize SANOVA in the red meat industry.  During fiscal 2003, Alcide continued its expansion of SANOVA in both the red meat and poultry industries and entered the fruit and vegetable processing, sausage and comminuted (deli) meat industries.

Alcide’s fiscal 2003 SANOVA sales totaled $13,587,212, an increase of 11% over the $12,229,362 SANOVA sales in fiscal 2002.  It is expected that SANOVA will continue to be an important and growing contributor to the Company’s sales and income expansion.  A loss or other reduction of sales to the food processing industries, or a failure or slowing of growth in those industries, could have a material adverse impact on the Company.  In fiscal 2003, SANOVA sales accounted for 62% of total Company revenue.

On May 31, 2003, 42 poultry operations and 10 red meat operations were using SANOVA under contract with Alcide.  As of July 31, 2003, two operations have been added and an additional seven installations were scheduled for start-up by November 2004.

3.                   Health Care Industry

The Company markets a line of hard surface sterilants and disinfectants which kills microorganisms and helps reduce the potential for disease transmission via contaminated surfaces.  The Company’s LD disinfectant and Exspor Sterilant-Disinfectant offer users a combination of broad spectrum efficacy, speed and relative safety.

Fiscal year 2003 sales of hard surface sterilants and disinfectants were $461,402, or 2% of total sales, as compared with $493,592 in fiscal year 2002.

4.                   Industry Practices and Backlog Orders

The Company’s invoice terms for its dairy and health care industry products conform to those in the specialty chemical industry in general, which are:  domestic-30 days, export-60 days.

Alcide had $184,341 of firm orders on May 31, 2003 for future delivery to dairy industry distributors as compared to orders for future delivery at May 31, 2002 of $602,673.  The Company’s dairy industry distributors typically place orders one to four months in advance.

The Company’s invoice terms, product pricing and delivery for SANOVA food processing antimicrobials are based on contracts with each customer which typically cover one to four years.  For large customers (those using more than 15,000 gallons of SANOVA per month), Alcide provides bulk shipments of inventory to the customer and the customer is invoiced at month-end based on the amount of product processed or gallons of SANOVA used.  Smaller SANOVA customers are billed at the time SANOVA components are shipped to their facilities.  Payment in either case is due fifteen to thirty days after billing.

C.                                    Research and Product Development

Recognizing that Alcide’s long-term survival and growth is significantly dependent on the strength of its proprietary position, specific emphasis has been placed on enhancing the Company’s knowledge and understanding of key processes in the field of acidified sodium chlorite vis-à-vis the basis for the antimicrobial performance of the biocidal system, the development of new assay methodologies for anticipated future residue determination needs and the integration of this knowledge into the new product formulation development efforts.  The key driver for this focus is the increasingly competitive marketplace arising from the presence of a number of newly approved technologies (Food Safety) and growing number of generic products (Animal Health).  New patent submissions have emanated from this effort and more are expected in the future as the effort continues.

All of the research and product development activities funded by the Company during fiscal 2003 were conducted under the Company’s direct supervision at contract research facilities or in-house.

A second and significant component of our research and development program has focused on addressing the increasingly more stringent and sophisticated demands of the regulatory agencies that control introduction of our products to the market.  While the Company typically depends on contract assistance to submit registrations in foreign markets, all submissions, support documentation and supportive data are generated and compiled in-house by Alcide’s own regulatory specialists.

While many of the research and development programs undertaken by the Company and described in this report, give evidence of possible success, the nature of research, coupled with the necessity for regulatory approval, is such that there can be no assurance of ultimate program success or that any resulting product may be commercially viable.

If Alcide violates regulatory requirements at any stage, whether before or after marketing approval is obtained, Alcide may be fined, forced to remove a product from the market or experience other adverse consequences, including delay, which could materially harm our financial results.  Additionally, the Company may not be able to obtain the labeling claims necessary or desirable for product promotion.  We also may be required to undertake post-marketing testing.  In addition, if Alcide or other parties identify side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and reformulation of our products, additional testing, changes in labeling of our products, and/or additional marketing applications may be required.

The requirements governing the conduct of testing, manufacturing and marketing of Alcide products outside the United States vary widely from country to country.  Foreign approvals may take longer to obtain than domestic government approvals and can involve additional testing.  Foreign regulatory approval processes include all of the risks associated with the US government approval processes.  Also, approval of a product by US regulators does not ensure approval of the same product by the health authorities of other countries.

1.              Food Safety

During fiscal 2003, Food Safety research and development activities continued to be heavily weighted toward process validation under commercial conditions.  Teams of Alcide engineers accompanied by field research managers conducted a number of evaluations to determine the performance of the SANOVA process on red meats, produce, fish and poultry under a wide variety of commercial use conditions.

On the regulatory front, the Company initiated a number of new filings seeking approval of the SANOVA process outside of the United States.  By fiscal year-end, submissions had been made and were under review in a number of key markets selected as representing substantial opportunities for the SANOVA process.  Submissions were also made and final approvals granted in two additional countries – Chile and Mexico.  The Company also filed a petition to the Food and Drug Administration (“FDA”) to amend the current approval for use of acidified sodium chlorite on seafood to permit the use of a higher dose range.  Regulatory process management – for current and new filings – will continue to require a significant amount of effort in the next fiscal year.

2.              Animal Health Products

During fiscal 2003, new product development efforts continued to focus on the creation of new teat dip formulations that further improve performance, conditioning and other product characteristics of importance to the end user.  Significant effort will continue to be placed in the regulatory area during fiscal 2004, as current submissions for UDDERgold Platinum are processed and new submissions are lodged.

D.                                    Patents and Trademarks

The Company considers protection of its technologies by United States and foreign patents to be an important aspect of its business.  No assurance can be given, however, as to the validity, enforceability or scope of its patent protection.  Should the patents be held invalid, become ineffective against competition or expire prior to the Company’s successful development of a market for its products, there may be a material adverse impact on the Company’s business.  Furthermore, the possibility of patent infringement by third parties cannot be entirely eliminated.  In the event of such infringement by third parties, if the Company is not successful in terminating such infringement, the viability of the Company could be severely and adversely affected.

Conversely, no assurances can be given that the manufacture, use or sale of the Company’s products will not infringe the patent rights of others.  The Company’s competitors or others may have or acquire patent rights that they could enforce against the Company.  If they do so, Alcide may be required to alter its products, pay licensing fees or cease activities.  If Alcide’s products conflict with patent rights of others, third parties could bring legal actions against Alcide claiming damages and seeking to enjoin manufacturing and marketing and sales of the affected products.  If these legal actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license in order to continue to manufacture or market the affected products.  The Company may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all.

The cost to Alcide of any litigation or other proceedings relating to intellectual property rights, even if resolved in Alcide’s favor, could be substantial.  Some of Alcide’s competitors may be better able to sustain the costs of complex patent litigation because they have substantially greater resources.  If third parties file patent applications, or are issued patents claiming technology also claimed by the Company in pending applications, the Company may be required to participate in interference proceedings in the Patent Trademark Office, or opposition proceedings abroad, to determine priority of invention.  Alcide may be required to participate in interference or opposition proceedings involving its issued patents and pending applications.  The Company may be required to cease using the technology or license rights from prevailing third parties as a result of an unfavorable outcome in an interference proceeding.  Such a prevailing party may not offer Alcide a license on commercially acceptable terms.

1.               Patents

The Company owns the following issued United States patents:

U.S. Patent No. 4,891,216

“Disinfecting Compositions and Methods Therefor”

U.S. Patent No. 4,956,184

“Topical Treatment of Genital Herpes Lesions”

U.S. Patent No. 4,986,990

“Disinfection Method and Composition Therefor”

U.S. Patent No. 5,019,402

“Composition and Procedure for Disinfecting Blood and Blood Components”

U.S. Patent No. 5,100,652

“Disinfecting Oral Hygiene Compositions and Process for Using the Same”

U.S. Patent No. Re. 36,064

“Disinfection Method and Composition Therefor”

U.S. Patent No. 5,252,343

“Method and Composition for Preventing and Treatment of Bacterial Infections”

U.S. Patent No. 5,389,390

“Process for Removing Bacteria from Poultry and Other Meats”

U.S. Patent No. 5,597,561

“Adherent Disinfecting Compositions and Method of Use in Skin Disinfection”

U.S. Patent No. 5,628,959

“Composition and Method for Sterilizing Dialyzers”

U.S. Patent No. 5,651,977

“Adherent Disinfecting Compositions and Methods Related Thereto”

U.S. Patent No. 5,667,817

“Method and Composition for the Prevention and Treatment of Female Lower Genital Tract Microbial Infections”

U.S. Patent No. 5,772,985

“Composition and Methods for Treatment of Skin Lesions”

U.S. Patent No. 6,063,425

“Method for Optimizing the Efficacy of Chlorous Acid Disinfecting Sprays for Poultry and Other Meats”

U.S. Patent No. 6,096,350

 “Compositions and Methods for Prevention and Treatment of Diseases Associated With Honey Bees”

U.S. Patent No. 6,120,731

“Frozen Chlorine Dioxide-Containing Composition and Methods Related Thereto”

U.S. Patent No. 6,123,966

 “Stabilized Two-Part Disinfecting System and Compositions and Methods Related Thereto”

U.S. Patent No. 6,524,624

“Two-Part Disinfecting Systems and Compositions and Methods Related Thereto.”

U.S. Patent No. 6,328,909

“Frozen Chlorine Dioxide-Containing Composition and Methods Related Thereto.”

Two additional U.S. patent applications are pending.  Numerous corresponding foreign applications are issued or pending.

The Company’s original patent, U.S. Patent No. Re. 31,779, expired in the United States on April 18, 1995.  That patent was directed to disinfecting a substrate using a lactic acid/sodium chlorite composition.  The Company’s second patent, U.S. Patent No. 4,330,531, expired in the United States on May 18, 1999, and was directed to a lactic acid/sodium chlorite gel formulation.

2.               Trademarks

The Company has sought to acquire trademark protection, primarily by the filing of applications for registration of its marks in a large number of countries.  There can be no assurance that a filed application will result in a registration; that the issuance of a trademark registration to the Company or the acquisition of rights through use will provide the Company with adequate protection against infringement in a selected territory; that the Company will be able to expand its product line under a registered mark in some territories; or, that the Company’s trademark rights cannot be terminated in some territories such as by petition by others claiming superior rights.

No assurances can be given that the Company’s use of the marks and business name will not infringe the rights of others in some territories resulting in the exposure of the Company to liability to the holder of the rights and a possible obligation to terminate use in such territory.

The Company would be adversely impacted if rights to trademarks selected by the Company are unavailable in a territory, if a Company trademark registration were to become invalid, or if the Company’s business name or trademarks are found to infringe the rights of another in a territory.

In addition to the Company’s mark Alcide®, the other Company marks registered in the U.S. are SANOVA®, Exspor® LD®, UDDERgold®, 4XLA®, Pre-Gold®, DIPPINgold® and silverQUICK®.

These same marks, as well as UDDERgold Platinum®, have been registered outside of the U.S. in markets where the Company has determined that there is a commercial opportunity for the products.  For translation reasons, the mark DIPPINguld® has been determined to be more appropriate than DIPPINgold® in certain foreign countries.  Therefore, the spelling variant DIPPINguld® has been registered in Denmark, Norway, Finland and Sweden.

E.                                      Raw Materials

Various Alcide products include in their formulations chemical components available from few (and in some cases only one) suppliers.  Formulation alternatives exist for each single-sourced material; however, changing formulations could result in higher raw material costs and/or the necessity to obtain regulatory clearance for the changed formulation.  There can be no assurance that Alcide’s reliance on these suppliers will not result in problems with product supply.  Interruptions in the availability, or increases in costs, of products could have a material adverse effect on the Company’s results of operations.

F.                                      Competition

The Company competes in substantially all of its markets on the basis of quality and technical innovation.  A number of companies have announced their intention to introduce, or are believed to be in the process of developing, a variety of products designed to perform some of the functions of Alcide’s products.  Additionally, there exist in the marketplace, products that are known to be competitive with the Company’s products.  Alcide’s competitors have, or have access to substantially greater financial, technical and human resources than Alcide.  In addition, many of these competitors have significantly greater experience and resources than Alcide in research and development and regulatory approval procedures, as well as in marketing and sales and achieving manufacturing efficiencies.

1.        Dairy Industry

The market into which UDDERgold 5-Star, UDDERgold Platinum, UDDERgold, Pre-Gold and 4XLA teat dips are sold is a highly fragmented worldwide market in which major specialty chemical companies compete.  The major classes of products sold in this market are iodophors and chlorhexidines.  Domestically, where teat dips are not highly regulated, there are a large number of competitors but the top four who control over 60% of the market are West Agro/DeLaval, IBA, Westalia Surge and Ecolab.  Globally, DeLaval and Ecolab are our key competitors.  The expiration on May 18, 1999 of the Company’s U.S. patent 4,330,531, which covered Alcide’s UDDERgold formulation, allows competing lactic acid based acidified sodium chlorite products to enter the marketplace.  ABS Global, Inc., the Company’s former distributor, Ecolab and Westalia Surge have introduced such products.  Management believes, however, that the expired patent’s technology is inferior to that represented by Alcide’s more recent patents.

2.              Food Safety Antimicrobials

The market for disinfection of food products is dynamic and rapidly emerging as a result of consumer concern and U.S. Government regulatory activity.  A number of technologies are directed at reduction of food borne pathogens.  Of these, trisodium phosphate sold by Rhodia and peroxyacetic acid sold by Ecolab are used within the poultry processing industry in a manner similar to the Company’s product, SANOVA.  Chlorine dioxide and ozone are used in poultry chiller waters, but have not been broadly accepted by the industry.  Irradiation technology has been approved by USDA and FDA, but is not broadly used by the poultry or red meat industries and, where irradiation is used, the process may involve a secondary treatment outside the processing plant.  Steam, hot water, organic acid and peroxyacetic acid rinses are broadly used in the red meat industry on carcasses prior to chilling for pathogen control.  Ultra high pressure technology is being used in the fruit juice industry for juice pasteurization and potentially may be utilized in the future as an antimicrobial intervention for sausage and other processed food products.  Cetylpyridinium chloride and other chemical intervention technologies may at some point in the future compete with SANOVA.  The Company is not aware of any established, broadly accepted competing products for post-chill pathogen control application to either red meat or poultry products.  However, market conditions within the food processing industry are such that additional competition is likely.

G.                                    Government Regulation

1.              Dairy Industry

The Company’s products sold to the dairy industry require registration for sale in a number of international markets.  UDDERgold teat dip has been registered in Canada, the United Kingdom, Republic of Ireland, Denmark, The Netherlands, Spain, Portugal, New Zealand, Brazil, France, Italy, Chile, Colombia, Argentina, South Korea and India.  The product is legally sold without formal registration in the United States, Greece, Hungary and Mexico.

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

UDDERgold Platinum has received approval as a variation of UDDERgold in the United Kingdom, the Netherlands, and Italy.  Similar applications are pending approval in other European markets and in Canada.  The product is legally sold without formal registration in France.

2.              Food Processing Industry

a.               Poultry

The Company’s Food Additive Petition for pre-chill use of SANOVA was approved by FDA in April, 1996 and by USDA in January 1998.  Additional approval for use of the product in Canada was received in September 1999.  The product is now actively marketed and is being utilized by a number of major poultry processing companies.

In May 2001, the Company’s Food Additive Petition for post-chill use of SANOVA on poultry was approved by FDA and by USDA.  The product is now being used for this purpose by six major processing plants.

b.              Red Meat

The Company’s Food Additive Petition was approved by FDA in March 1998 and subsequently by USDA in February 2000.  In February 2001, the Company resolved labeling issues with USDA, which determined that use of SANOVA as a post-chill application on beef would not require supplemental product labeling.  This event enabled the Company to begin product commercialization and a number of customers are presently using SANOVA for red meat carcass disinfection prior to chilling as well as an antimicrobial intervention on beef parts and trim after chilling and boning.  During fiscal 2002 and 2003, the Company conducted several process validation studies directed at mitigating the initial processing and organoleptic problems encountered with application to parts and trim.  Management believes that the process validation trials have been successful and will lead to further expansion in this industry segment.

SANOVA use on cooked ready-to-eat sausages, comminuted meats and ready-to-eat deli products was approved by FDA and USDA in June 2001.  Subsequently, in October 2001, USDA raised issues concerning the degree to which SANOVA use would require supplemental labeling of treated product.  In January 2002, USDA concluded that no labeling would be required.  In March 2002, the Company began process validation studies under commercial conditions with several major processing companies.  Commercialization of SANOVA use in this market category began in fiscal 2003.

c.               Fruits and Vegetables

In December 1998, Alcide submitted a Food Additive Petition to the FDA for the use of SANOVA on raw agricultural commodities (fruits and vegetables).  The petition was approved in September 1999.  The EPA concurrently stated that it intended to exert its regulatory authority over this area.  Subsequently, in March 2001 EPA granted its approval for use of SANOVA on intact fruits and vegetables in processing plants.  Marketing an antimicrobial intervention under EPA authority requires supplemental registration by the EPA authorities in each of the fifty states.  These registrations have now been obtained.

In April 2002, the use of SANOVA on cut, sliced and processed fruits and vegetables was granted by the FDA, which has sole regulatory authority over this market segment.  This, combined with the earlier EPA approval for intact fruits and vegetables, allows for SANOVA commercialization within a limited part of the produce industry.  Commercialization efforts began in fiscal 2003.

d.              Seafood

In December 2002, Alcide submitted a food additive petition to the FDA proposing the same SANOVA concentration level as previously approved for poultry, red meat and produce.  The petition is currently under review by FDA.

3.              Sterilants/Disinfectants

The Company’s line of hard surface sterilants and disinfectants is regulated in the U.S. by EPA and FDA.  Appropriate EPA and FDA approvals for sale and manufacturing have been obtained.

H.                                    Employees

The corporate office and laboratory staff of 21 employees occupy a 6,751 square foot leased facility in Redmond, Washington.  Alcide’s engineering, operations and maintenance staff of 15 employees occupies a 6,240 square foot leased office and warehouse facility in St. Louis, Missouri.  In addition, the Company employs 8 field maintenance employees, 2 technical representatives and 4 sales management/marketing employees.

The Company also has relationships with, and from time to time engages the services of, university professors and other qualified consultants to assist it in technological research and development.

The Company is not a party to any collective bargaining agreement and considers its employee relations to be excellent.

I.                                         Advertising and Promotion

The Company’s advertising and promotion activities consist of cooperative promotional activities with its distributors of Animal Health products and participation in trade shows and exhibits sponsored by the poultry, red meat and produce industries.

J.                                      Manufacturing

All manufacturing of the Company’s Animal Health and sterilant and disinfectant products is performed by contract manufacturers having appropriate FDA registration approval for such manufacturing.  Product released for sale is dependent on quality control testing by Alcide.  A change in contract manufacturers, however, would require qualification of the manufacturer (if not already qualified) by FDA and by some international FDA equivalent.  Such change could adversely affect Company sales short-term.  Many qualified manufacturers regularly compete in the contract packaging marketplace.  Under the licensing arrangement with IBA, IBA is responsible for manufacturing its own products.

SANOVA is manufactured and diluted at each customer’s site, utilizing raw materials supplied by Alcide and mixed, diluted and pumped in micro-processor controlled equipment owned by Alcide.

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

Name	Age	Positions with the Company and Principal Occupation or Employment during the past Five Years	Executive Officer Since

Joseph A. Sasenick	63

Chairman of the Board of the Company since April 2001; Director of the Company since 1991; Chief Executive Officer since 1992; President 1992 until April 2001; Chief Operating Officer of the Company from February 1991 to February 1992; Chief Executive Officer and Chairman of the Board of Alcide Food Safety, Inc., a wholly owned subsidiary of Alcide Corporation, since January 1999. Presently serves on the Board of Directors of the Washington Biotechnology and Biomedical Association, and the Technology Alliance, a special program of the Greater Seattle Chamber of Commerce.  Previously held senior management positions at Abbott Laboratories and The Gillette Company.

			1991

John P. Richards	61	President since April 2001; Chief Financial Officer since August 1991; Secretary since 1995; Executive Vice President from 1991 until 2001. President Alcide Food Safety since January 1999. President of Tartan Marine Company from June 1983 to November 1990. Previously held various financial and operational management positions at Abbott Laboratories from 1968 to 1983.	1991

G. Kere Kemp	53	Executive Vice President, Chief Scientific Officer of the Company since March 1998; previously Director, Animal Health Research and Vice President, Clinical Research, August 1992 to March 1998. Prior to employment at Alcide, worked for Pfizer, Inc. animal health group for sixteen years in various research and management positions.	1992

James L. Winter	52	Corporate Vice President and General Manager, Animal Health since February 2001. Prior to employment at Alcide, served as General Manager and Chief Operating Officer of Universal Marketing Services, Inc. from 1998 to 2001. Previously worked for ABS Global for 23 years in various sales, marketing and management positions. Presently serves on the Board of Directors’ and is second Vice President of the National Mastitis Council.	2001

ITEM 2.                                                     Properties

The Company leases a 6,751 square foot facility in Redmond, Washington, which is used by the corporate office and laboratory staff.  The Redmond facility has adequate capacity for the Company’s present needs.  The Company also leased a 6,240 square foot office and warehouse facility in St. Louis, Missouri, through July 2003.  Effective July 25, 2003, the Alcide engineering operations and maintenance staff relocated to a larger 29,000 square foot office and warehouse facility to meet the growing demands of the Food Safety business.  The new St. Louis facility has adequate capacity for the Company’s present and foreseeable future needs.

ITEM 3.                                                     Legal Proceeding

The Company is the plaintiff in a patent infringement lawsuit filed on October 31, 2002 in Federal District Court for the Western District of Washington, Alcide Corporation v. Bio-Cide International, Inc., Civil Action No. C02-2232C.  Alcide owns U.S. Patent No. Re 36,064 entitled “Disinfection Method and Composition Therefor,” issued January 26, 1999.  In this lawsuit, Alcide has alleged patent infringement by Bio-Cide and seeks an injunction as well as damages.  Bio-Cide has not filed any counterclaims, but alleges that the patent is not infringed and is invalid.  On May 15, 2003, Bio-Cide moved for summary judgment of invalidity.  The Court denied Bio-Cide’s motion.  Alcide intends to vigorously pursue its case against Bio-Cide.  Trial is currently scheduled for February 23, 2004.

PART II

ITEM 5.                                                     Market for the Registrant’s Common Stock and Related Stockholder Matters

The Company’s common stock (“Common Stock”) has been publicly traded since May 26, 1983 in the over-the-counter market on the NASDAQ National Market under the symbol ALCD.

The following table sets forth the high and low stock prices of the Common Stock on NASDAQ for the fiscal quarters indicated, as reported by NASDAQ.

	High	Low

Common Stock

Year Ended May 31, 2002
First Quarter	34.00	26.95
Second Quarter	30.80	20.40
Third Quarter	25.75	21.96
Fourth Quarter	25.25	22.00

Year Ended May 31, 2003
First Quarter	23.21	14.86
Second Quarter	17.69	13.01
Third Quarter	17.48	12.58
Fourth Quarter	16.75	9.82

No dividends were declared or paid for these periods.  The Company has never paid dividends on its Common Stock.  The Company currently intends to retain future earnings for use in its business and, therefore, does not anticipate paying cash dividends in the foreseeable future.

On August 22, 2003, there were approximately 1,400 Common stockholders of record.

ITEM 6.                                                     Selected Financial Data

	Fiscal Years Ended
	May 31, 1999	May 31, 2000	May 31, 2001		May 31, 2002	May 31, 2003

Total Revenue	$11,220,528	$12,440,449	$17,957,975		$21,988,690	$21,924,454

Net income (loss)	(974,463)	(447,073)	1,537,525	*	1,781,252	1,129,610

Diluted earnings (loss) per common share and potential common shares	(.38)	(.18)	.58	*	.65	.42

Total assets	15,619,987	14,530,321	19,002,600		21,865,333	21,368,704

Long-term obligations	316,000	158,000	—		26,346	8,140

Redeemable Preferred Stock	190,377	190,377	190,377		179,614	167,145

Selected Quarterly Financial Data for the Years Ended May 31, 2002 and May 31, 2003 (unaudited)

	Total Revenue	Gross Profit	Net Income	Diluted Earnings per Share
Year Ended May 31, 2002
First Quarter	$5,399,830	$2,629,130	$321,101	$.12
Second Quarter	5,731,980	2,772,855	438,568.16
Third Quarter	5,500,252	2,586,883	540,316.20
Fourth Quarter	5,356,628	2,441,291	481,267.18
Total for Year	$21,988,690	$10,430,159	$1,781,252	$.65

Year Ended May 31, 2003
First Quarter	$5,045,192	$2,239,914	$61,669	$.02
Second Quarter	5,778,552	2,692,435	434,914.16
Third Quarter	5,503,594	2,408,355	279,799.10
Fourth Quarter	5,597,116	2,567,976	353,228.13
Total for Year	$21,924,454	$9,908,680	$1,129,610	$.42

*                       If Statement of Financial Accounting Standards, (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, had been in effect in fiscal 2001 and goodwill had not been amortized, net income for the year ended May 31, 2001 would have been $1,565,849 and diluted earnings per share would have been $.59.

ITEM 7.                                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risk and Uncertainties

Risks and uncertainties that may affect the Company’s operating results and business performance include: the Company’s ability to protect its patents and other proprietary rights; the volume and timing of product sales; pricing; market acceptance of its products; the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of the Company’s products; the ability to develop and maintain distribution and supply arrangements; the effect of the Company’s accounting policies; changes in tax, fiscal and governmental and regulatory policies; economic factors such as the worldwide economy, interest rates, currency rates and currency movements; changes in the capital markets affecting the Company’s ability to raise capital; the occurrence of litigation or claims; the loss or insolvency of a major customer, distributor or supplier; losses of or changes in executive management; the Company’s ability to continue product introductions and technological innovations; and other uncertainties and risks reported from time to time in our reports filed with the Securities and Exchange Commission.  In addition, the Company notes that its stock price can be affected by fluctuations in quarterly earnings.  There can be no assurance that the Company’s earnings levels will meet investors’ expectations.

Substantially all of the Company’s products are subject to regulatory approval of or control by various governmental agencies such as the FDA, USDA and EPA in the United States and their equivalents in international markets.  The exercise of control and regulatory authority by these agencies can have a material effect on the Company’s business directly as it relates to the Company’s products and indirectly as it relates to competitors’ products.

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

Alcide’s Food Safety products participate in a rapidly evolving marketplace which by its nature attracts innovation and competing technologies.  The Company’s SANOVA sales are based on performance, price and convenience.  Introduction of competitive products better meeting these customer needs can have a material impact on the Company’s ability to sell and expand the use of its SANOVA products.

The Company’s business model for its Food Safety business involves a capital investment ranging from $20,000 to $500,000 for each user plant site depending on the size of the operation.  The capital investments are depreciated over a five-year life while customer contracts range from one to four years.  If a substantial number of customers elect not to renew their contracts, non-productive assets would exist until new customers are found.  However, the Company’s experience, after more than four and one half years in the Food Safety business, is that all but three customers have renewed their contracts.

Occasionally, the Company also incurs installation costs of between $80,000 and $120,000 to install the SANOVA equipment components at the customer site and connect the components with plumbing and electrical interfaces to put the system into operation.  Installation costs are depreciated over the shorter of a five-year life or the contract term.

The economic vitality of the industries served by the Company’s products can have an impact on Alcide’s ability to sell its products, expand sales and maintain product price levels.  Within the Animal Health business segment, the Company’s products are premium priced consistent with their superior performance.  However, as dairy industry product margins are compressed, some farmers may discontinue the use of Alcide products in favor of lower priced competitors’ products.

Likewise, the Company’s ability to sell and expand sales of its Food Safety products may be impacted by economic conditions within the poultry and red meat industries.  During the fiscal year ended May 31, 2003, three Alcide poultry customers elected not to use SANOVA as a direct result of economic conditions.  Two of the three customers have allowed their SANOVA agreement to expire.

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

•                                          Depreciation and Book Value of SANOVA Plant Assets

Capital investments for SANOVA plant assets are depreciated over a five-year life, while customer contracts range from one year to four years.  As the SANOVA food antimicrobial business has been in existence for less than five years, the Company has a limited, practical basis on which to assign depreciable life.  Management believes, however, based on over four and one half years experience, that well-maintained assets will be operational beyond five years and, further, that if customers decide not to renew their contracts, the assets can be relocated to new customer sites.  The cost to maintain the assets is charged to operations.

Commitments and Contingencies

Leases:  The Company leases certain property under non-cancelable operating leases that expire through July 2009.  Insurance, utilities and maintenance expenses are borne by the Company.  There are no contingent rentals or sublease rentals.

SANOVA Agreements:  The Company has signed contracts with poultry and beef processing plants for SANOVA systems to be installed in FY 2004, which will cost approximately $1,650,000.  As of May 31, 2003, $1,050,000 of the equipment required had been purchased and recorded as construction in progress.  Additionally, the Company had $1,545,000 of SANOVA equipment components as of May 31, 2003 to support future anticipated growth.

Employment Agreements:  One officer has a one year, automatically renewable, employment agreement which currently obligates the Company to a base salary of $273,266 per year.  Bonus compensation of 100% of base pay can be earned at the discretion of the Board of Directors.

Redeemable Class “B” Preferred Stock:  On September 30th of each year, the Company redeems a portion of its outstanding Series 2 Class “B” Preferred Stock.  The amount redeemed is equal to .7% of the Company’s prior year net income.  As the Company recorded net income of $1,129,610 in fiscal 2003, it will redeem 3,012 shares of Series 2 Stock on September 30, 2003 for $7,907.  This will leave a total of $159,238 of Class “B” Preferred Stock to be redeemed in subsequent fiscal years.  The amounts to be redeemed subsequent to September 2003 depend upon future net income and are not yet known.

The following table summarizes the above commitments.

	Less than 1 year	FY 2005	FY 2006	FY 2007	FY 2008	FY 2009
Operating Leases	$233,592	$135,544	$137,999	$140,946	$141,437	$23,573
SANOVA Agreements	600,000	—	—	—	—	—
Employment Agreements	273,266	—	—	—	—	—
Redeemable Class “B” Preferred Stock	7,907	—	—	—	—	—
Total Contractual Commitments	$1,114,765	$135,544	$137,999	$140,946	$141,437	$23,573

Financial Condition and Results of Operations

Fiscal Year 2003 as Compared with 2002

Net Sales

Net sales and license revenue totaling $21,924,454 for the fiscal year ended May 31, 2003, was at substantially the same level as prior year net sales of $21,988,960.

Sales of SANOVA food antimicrobial to the poultry and red meat industries were $13,587,212 for fiscal year 2003, 11% or $1,357,850 higher than for the previous fiscal year.  As of May 31, 2003, there were SANOVA systems installed at 38 poultry processing plants and 12 red meat plants.  Six of the poultry plants were using SANOVA applications both pre-chill and post-chill, thus bringing the total to 56 operations at the end of fiscal 2003.  Two of the poultry operations and two of the red meat operations were not revenue producing at the end of the fiscal year.

SANOVA sales to the poultry industry during fiscal 2003 were adversely affected by economic conditions within the poultry industry, which in turn, caused SANOVA customers to reduce their use of SANOVA, discontinue using antimicrobial interventions altogether, or in the case of one plant, switch to a lower priced competitor’s product.  The following table shows the difference in sales during fiscal 2003 as compared to sales in 2002 for these customers.

Estimated negative impact in fiscal year 2003 caused by poultry industry profitability:

	Reduced Net Sales	Reduced Gross Margin	Reduced Income Before Tax

Idle Plants	$1,376,000	$960,000	$960,000
Reduced Plant Thruput	276,000	193,000	193,000
Asset Impairment	—	—	100,000
Bad Debt Allowance	—	—	27,000

	$1,652,000	$1,153,000	$1,280,000

The Company’s Animal Health and Surface Disinfectant revenues for fiscal year 2003 were $8,337,242, an amount 15% or $1,422,086 lower than for fiscal 2002, reflecting primarily changes in distributor inventory levels during the first four months of fiscal 2003.  In the United Kingdom, the Company established a new distributor relationship with Agri-Lloyd beginning September 15, 2002 while the Company’s previous distributor liquidated its inventory of Alcide products resulting in a $280,000 sales reduction from the prior year.  Lastly, IBA, the Company’s largest distributor, transitioned from a distributor arrangement with Alcide to a licensing arrangement and this transition had the effect of reducing sales to IBA by an estimated $750,000 during fiscal 2003.  The gross margin impact of the sales reduction to IBA is estimated at approximately $200,000 attributable entirely to distributor inventory reduction which occurred during the first quarter as IBA sold through its existing inventory of Alcide produced products and began distributing IBA produced products.

Cost of Goods Sold

Cost of goods sold was 55% of total revenue for fiscal 2003 a two point increase when compared to the 53% of net sales in fiscal 2002.

Cost of goods sold as a percentage of net sales for the SANOVA (Food Safety) business segment, was 64% of sales for fiscal 2003 as compared to 60% of sales in fiscal 2002.  The increase as a percentage of net sales was caused primarily by the underutilization of equipment during production stoppages and reductions at SANOVA customer plants during fiscal 2003 as the Company continued to record depreciation expense with no offsetting sales revenue.  (See above table for the impact on gross margin).

Cost of goods sold for the Animal Health and Surface Disinfectant business segment was 45% of net sales (excludes license revenue) for fiscal 2003 versus 43% of net sales in fiscal 2002.  The increased cost of goods sold as a percentage of net sales for the segment was caused primarily by a shift in product mix as a result of the aforementioned distributor inventory reductions which affected sales of products UDDERgold® Plus and UDDERgold® to a greater degree than lower margin ancillary products.

Research and Development Expense

Reflecting the conclusion of development activities related to the Company’s new animal health products and the reduction in the cost of SANOVA process validation trials, research and development expenses in fiscal 2003 of $2,158,287 were $481,590 lower than in fiscal 2002.

Selling, General and Administrative Expense

Selling, general and administrative expense of $5,955,313 was $827,627 higher than in fiscal 2002.  Major components of the increase were a $156,000 increase in liability and property insurance costs, an estimated $140,000 increase related to additional staff and staff expenses to enter the fish markets, a $27,000 allowance for doubtful accounts related to a receivable from a poultry customer in Puerto Rico, $105,000 in legal and other expenses incurred in connection with the Company’s patent infringement lawsuit against Bio-Cide International, $95,000 to write down the value of SANOVA assets at idle plants, $96,000 in animal health marketing expenses incurred to launch UDDERgold 5-Star and to solidify the Animal Health and Surface Disinfectant business segment and an estimated $40,000 increase in legal and other costs to comply with evolving SEC and NASDAQ regulations.

Interest Income and Interest Expense

Interest income was $25,059 for the fiscal year ended May 31, 2003, a substantial decrease from the $71,728 earned during fiscal 2002.  The decrease was due to lower prevailing short-term interest rates.

Fiscal 2003 interest expense of $57,116 was substantially lower than the 88,597 incurred during fiscal 2002 as a direct result of lower interest rates and total repayment in March 2003 of all line of credit advances.

Income Taxes

During fiscal 2003, the Company recorded income tax expense of $610,500 at an effective tax rate of 35%, as compared to income tax expense of $838,235 at an effective rate of 32% during fiscal 2002.  The lower rate recorded for fiscal 2002 reflects primarily the cumulative prior years benefits of research and development tax credits and extraterritorial income exclusions.

The Company expects its effective rate for fiscal 2004 to be approximately 34% to 36% of pretax income.

Fiscal Year 2002 as Compared with 2001

Net Sales

Fiscal year 2002 sales of $21,988,690 were 22% higher than fiscal 2001 sales reflecting, primarily, increased SANOVA sales volume.

Sales of SANOVA antimicrobial for the fiscal year ended May 31, 2002 were $12,229,362, an increase of $3,828,739, or 46% versus SANOVA sales during the preceding fiscal year.  The SANOVA sales increase is a direct result of operations added during fiscal 2001 and fiscal 2002.  As of May 31, 2002, 38 poultry operations and 5 red meat operations were utilizing the SANOVA system to improve the quality of their product.

The Company’s Animal Health and Surface Disinfectant sales for the fiscal year ended May 31, 2002 were $9,759,328, an increase of $201,976, or 2% over fiscal 2001 reflecting a $841,374 increase in surface disinfectant and ancillary product sales to distributors offset by a decrease of $639,398 in sales of teat dips.

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

Fiscal 2002 interest expense of $88,597 was substantially higher than the $18,229 incurred during fiscal 2001 as a direct result of borrowing on the Company’s line of credit to support asset purchases for the growing SANOVA business.

Income Taxes

During fiscal 2002, the Company recorded income tax expense of $838,235 at an effective tax rate of 32%, as compared to income tax expense of $825,360 at an effective rate of 34.9% during fiscal 2001.  The lower rate recorded for fiscal 2002 reflects primarily the cumulative benefit of research and development tax credits and extraterritorial income exclusion.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $2,286,641 on May 31, 2003 as compared to $2,847,581 on May 31, 2002.  During fiscal 2003, net cash provided by operating activities was $3,846,314.  The Company repaid the $2 million draw on its $10 million line of credit during fiscal year 2003.  Cash resources were used for the acquisition of equipment totaling $2,332,670.  The Company also received $53,205 as cash receipts from the exercise of stock options and redeemed a portion of its Class B Preferred Stock for $12,469.  At this time, the Company expects to fund its existing operations and growth with cash generated by operations.  If growth exceeds current expectations, it may be necessary to take advances on the Company’s line of credit.

Outlook

•                  SANOVA Food Quality System

Management expects the size of the Company’s food antimicrobial business will continue to expand.  The addition of customers during fiscal 2003 is expected to cause a further increase in SANOVA sales as the annualized effect is realized during fiscal 2004.  In addition, the Company expects to add new customers during fiscal 2004.  As of July 31, 2003, two new customers had been added and an additional seven installations were scheduled for start-up by November 2004.

•                  Animal Health and Surface Disinfectant Products

The worldwide dairy herd is decreasing slightly as cows become more productive partly through the increased use of mastitis prevention products such as those marketed by Alcide.  In addition, the Company now faces direct competition from products similar to its products.  Despite these conditions, management believes that the market position enjoyed by its products, coupled with the strength of the Company’s distribution network will enable Alcide to maintain or improve its level of udder care sales in fiscal 2004.

Recently Issued Accounting Pronouncements

In November 2002, the EITF issued a final consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service.  Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as a cumulative effect of a change in accounting principle.  The provisions of this statement are not expected to have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  For guarantees issued or modified after December 31, 2002, a liability shall be recognized for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002.  See Note 9 (the commitments and contingencies note) for disclosures required by FIN 45.  The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The annual disclosure provisions are effective for fiscal years ending after December 15, 2002.  The Company adopted the disclosure requirements of this standard in fiscal 2003 and the adoption of SFAS 148 did not have a material effect on its consolidated financial statements.

On May 15, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  The statement requires issuer to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003.  The provisions of this statement are not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the EITF issued a final consensus on Issue 01-8, “Determining Whether an Arrangement Contains a Lease.”  Issue 01-8 provides guidance on determining whether an arrangement is or includes a lease within the scope of SFAS No. 13 “Accounting for Leases.”  If it is determined that a lease exists, the lease and non-lease components of a combined sales arrangement must be accounted for separately.  Issue 01-8 is effective prospectively for arrangements entered into, modified, or acquired in fiscal periods beginning after May 28, 2003.  We are in the process of evaluating the impact of Issue 01-8, if any, on our financial position or results of operations.

ITEM 7A.                                            Quantitative and Qualitative Disclosures About Market Risk

The Company is not significantly exposed to market risks arising from changes in interest rates.  At its present growth rate, the Company expects to be in a balanced cash position during fiscal 2004.  The Company’s policy is to invest any excess cash resources in low risk, short-term and intermediate-term U.S. Treasury instruments and bank money market funds to minimize market risks.

The Company has no direct foreign currency exposure.  All of its present transactions with international distributors are denominated in U.S. dollars.

ITEM 8.                                                     Financial Statements and Supplementary Data

Reference is made to pages 13,14 and 29 through 43 of Form 10-K.

ITEM 9.                                                     Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

On May 24, 2002, the Company dismissed Arthur Andersen LLP (Andersen) as its independent auditors and appointed KPMG LLP (KPMG) as the Company’s independent auditors.  The decision not to renew the engagement of Andersen and to select KPMG was approved by the Company’s Board of Directors upon the recommendation of its Audit Committee.  The change in the Company’s certifying accountant was reported on Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on May 29, 2002 and June 21, 2002, respectively.

ITEM 9A.                                            Controls and Procedures

Under the supervision of and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer and the President and Chief Financial Officer, the Company has evaluated the effectiveness and design and operation of its disclosure controls and procedures as of the end of the fourth quarter of 2003 and, based on their evaluation, the Chairman and Chief Executive Officer and the President and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 have been made known to them in a timely fashion.  There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.                                              Directors and Executive Officers

This information is incorporated by reference from the Sections captioned “Item 1-Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.  Information regarding executive officers is presented under the heading “Executive Officers of the Company” in Part I, Item 1A of this Report.

ITEM 11.                                              Executive Compensation

This information is incorporated by reference from the Sections captioned “Compensation of Directors,” “Executive Compensation,” “2003 Report of Compensation/Stock Option Committee,” “Stock Performance Graph,” “Summary Compensation Table,” “Option Grants in Last Fiscal Year,” “Option Exercises and Fiscal Year Option Values,” and “Employment Contracts, Termination of Employment and Change-in-Control Arrangements” contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 12.                                              Security Ownership of Certain Beneficial Owners and Management

This information is incorporated by reference from the Section captioned “Share Ownership by Directors, Executive Officers and Certain Beneficial Owners” contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table provides certain information about the Company’s equity compensation plans in effect as of the end of fiscal year 2003, including the Company’s 1993 Stock Option Plan, 1996 Stock Option Plan for Nonemployee Directors and 2001 Stock Incentive Plan.

(c)
	(a)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b)
Plan Category		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights
Equity Compensation Plans Approved by Shareholders	328,496	$20.90	238,904
Equity Compensation Plans Not Approved by Shareholders	None	N/A	N/A

ITEM 13.                                              Certain Relationships and Related Transactions

This information is incorporated by reference from the Section captioned “Certain Transactions” contained in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

PART IV

ITEM 15.                                              Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                                  Documents filed as part of the report:

1.	Consolidated Financial Statements

Reports of Independent Public Accountants.
Consolidated Balance Sheets as of May 31, 2002 and May 31, 2003.
Consolidated Statements of Operations for each of the years ended May 31, 2001, May 31, 2002 and May 31, 2003.
Consolidated Statements of Shareholders’ Equity for each of the years ended May 31, 2001, May 31, 2002 and May 31, 2003.
Consolidated Statements of Cash Flows for each of the years ended May 31, 2001, May 31, 2002 and May 31, 2003.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

None.

3.	Exhibits

See Index to Exhibits on Page 25.

(b)                                 Reports on Form 8-K.

Report on Form 8-K dated April 14, 2003, reporting results of operations for the fiscal quarter ended February 28, 2003.

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
John P. Richards, President
Chief Financial Officer (Principal Accounting Officer)

Date: August 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Thomas L. Kempner	Director	August 19, 2003
Thomas L. Kempner

/s/ Charles Baker	Director	August 19, 2003
Charles Baker

/s/ Joseph A. Sasenick	Director, Chairman	August 19, 2003
Joseph A. Sasenick	Chief Executive Officer

/s/ William G. Spears	Director	August 19, 2003
William G. Spears

INDEX TO EXHIBITS

Exhibit No.

3.1	Certificate of Incorporation (previously filed as an exhibit to Registration Statement No. 2-79954 on Form S-1 filed October 22, 1982, and incorporated herein by reference).

3.2	By-Laws (previously filed as an exhibit to Form 10-K of the Registrant for the fiscal year ended May 31, 1984 and incorporated herein by reference).

3.3

Amendments to the By-Laws, as amended on November 20, 1986, October 8, 1987, July 18, 1989, September 13, 1990, August 20, 1991, November 8, 1991, February 4, 1992, August 20, 1992 and October 14, 1997.

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

10.33	2001 Stock Incentive Plan (previously filed as an exhibit to Form 10-Q of the Registrant for the quarter ended November 30, 2001, and incorporated herein by reference).**

10.34	Distributor Agreement by and between the Company and Agri-Lloyd International LTD, dated May 15, 2002, covering the United Kingdom.

10.35	Licensing Agreement by and between the Company and IBA, Inc., dated April 26, 2002, covering the United States and Mexico.

23.1	Consent of Independent Public Accountants.***

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14a.***

31.2	Certification of President and Chief Financial Officer pursuant to Rule 13a-14a.***

32.1	Certification pursuant to 18 U.S.C. Section 1350.***

** Management contract, compensatory plan or arrangement.

***Filed herewith.

Independent Auditors’ Report

The Board of Directors and Shareholders

Alcide Corporation:

We have audited the accompanying consolidated balance sheets of Alcide Corporation and subsidiary (the Company) as of May 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 financial statements of the Company were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the revision described in Note 2 to the financial statements, in their report dated June 29, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 financial statements of the Company were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of June 1, 2001. In our opinion, the disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ KPMG LLP

Seattle, Washington
July 2, 2003

Report of Independent Public Accountants

The Board of Directors and Shareholders of Alcide Corporation:

We have audited the accompanying consolidated balance sheets of Alcide Corporation (a Delaware Corporation) and subsidiary as of May 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Seattle, Washington
June 29, 2001

The report of Arthur Andersen LLP (Andersen) is a copy of a report previously issued by Andersen on June 29, 2001.  We have not been able to obtain a re-issued report from Andersen.  Andersen has not consented to the inclusion of its report in this Annual Report on Form 10-K.  The report of Andersen refers to certain financial statements not included herein.  Because Andersen has not consented to the inclusion of its report in this Annual Report, it may be more difficult for you to seek remedies against Andersen and your ability to seek relief against Andersen may be impaired.

Alcide Corporation

Consolidated Balance Sheets

	May 31,
	2002	2003
Assets:
Current assets:
Cash and cash equivalents	$2,847,581	$2,286,641
Accounts receivable – trade, net	2,849,103	3,831,527
Inventory	1,823,691	2,097,097
Deferred and prepaid income taxes	434,200	243,413
Spare parts	652,620	884,226
Prepaid expenses and other current assets	412,118	468,863
Total current assets	9,019,313	9,811,767
Equipment and leasehold improvements:
SANOVA plant assets	14,376,961	17,037,502
Construction in progress	3,009,716	2,596,332
Office equipment	553,539	567,158
Laboratory, manufacturing equipment and vehicles	451,824	523,718
Leasehold improvements	73,483	73,483
Less: Accumulated depreciation and amortization	(6,118,278)	(9,790,948)
Total equipment and leasehold improvements, net	12,347,245	11,007,245
Goodwill	478,807	478,807
Other assets	19,968	70,885
Total Assets	$21,865,333	$21,368,704

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$743,514	$686,391
Accrued expenses	616,953	501,578
Line of credit payable	2,000,000	—
Income taxes payable	10,000	115,300
Total current liabilities	3,370,467	1,303,269
Deferred tax liability	94,837	565,287
Other long-term liabilities	26,346	8,140
Total Liabilities	3,491,650	1,876,696

Commitments and Contingencies

Redeemable Class “B” Preferred Stock - noncumulative convertible $.01 par value; authorized 10,000,000 shares; issued and outstanding: May 31, 2002 – 68,425; May 31, 2003 – 63,675	179,614	167,145

Shareholders’ equity:
Class “A” Preferred Stock - no par value; authorized 1,000 shares; issued and outstanding: May 31, 2002 - 138; May 31, 2003 - 138	18,636	18,636
Common Stock $.01 par value; authorized 10,000,000 shares; issued: May 31, 2002 - 3,031,292; May 31, 2003 – 3,040,597	30,313	30,406
Common treasury stock at cost May 31, 2002 - 375,959; May 31, 2003 – 385,959	(7,144,721)	(7,260,041)
Additional paid-in capital	21,386,417	21,502,828
Retained earnings	3,903,424	5,033,034
Total Shareholders’ Equity	18,194,069	19,324,863
Total Liabilities and Shareholders’ Equity	$21,865,333	$21,368,704

See accompanying notes to consolidated financial statements.

Alcide Corporation

Consolidated Statements of Operations

	For the Years Ended May 31,
	2001	2002	2003

Revenue:
Net sales	$17,957,975	$21,988,690	$21,027,277
License revenue	—	—	897,177
Total revenue	17,957,975	21,988,690	21,924,454

Expenditures:
Cost of goods sold	8,917,868	11,558,531	12,015,774
Research and development expense	2,479,851	2,639,877	2,158,287
Consulting expense to related parties	96,000	74,000	60,000
Selling, general and administrative expense	4,251,359	5,127,686	5,955,313
Total expenditures	15,745,078	19,400,094	20,189,374

Operating income	2,212,897	2,588,596	1,735,080
Interest income	139,333	71,728	25,059
Interest expense	(18,229)	(88,597)	(57,116)
Other income	28,884	47,760	37,087
Income before provision for income taxes	2,362,885	2,619,487	1,740,110
Provision for income taxes	(825,360)	(838,235)	(610,500)
Net income	$1,537,525	$1,781,252	$1,129,610
Basic earnings per common share	$.60	$.67	$.42
Diluted earnings per common share	$.58	$.65	$.42
Weighted average common stock and dilutive potential common shares outstanding:
Basic	2,572,898	2,643,467	2,658,469
Diluted	2,655,117	2,720,006	2,680,012

See accompanying notes to consolidated financial statements.

Alcide Corporation

Consolidated Statements of Shareholders’ Equity

	Class “A” Preferred Stock		Common Stock		Additional Paid in Capital	Common Treasury Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance May 31, 2000	138	$18,636	2,904,068	$29,040	$19,832,668	(384,425)	$(7,254,248)	$584,647	$13,210,743

Exercise of Stock Options			90,263	903	465,940				466,843
Purchase Treasury Stock						(5,000)	(138,750)		(138,750)
Stock Contributed to ESOP						8,466	109,833		109,833
Tax Benefit from Exercise of Stock Options					498,764				498,764
Stock Issued for Officers’ Bonuses			13,488	135	225,265				225,400
Issued Stock Warrants					99,540				99,540
Net Income								1,537,525	1,537,525

Balance May 31, 2001	138	$18,636	3,007,819	$30,078	$21,122,177	(380,959)	$(7,283,165)	$2,122,172	$16,009,898

Exercise of Stock Options			23,473	235	147,579				147,814
Stock Contributed to ESOP						5,000	138,444		138,444
Tax Benefit from Exercise of Stock Options					116,661				116,661
Net Income								1,781,252	1,781,252

Balance May 31, 2002	138	$18,636	3,031,292	$30,313	$21,386,417	(375,959)	$(7,144,721)	$3,903,424	$18,194,069

Exercise of Stock Options			6,034	60	53,145				53,205
Purchase Treasury Stock						(10,000)	(115,320)		(115,320)
Stock Contributed to ESOP			3,271	33	53,873				53,906
Tax Benefit from Exercise of Stock Options					9,393				9,393
Net Income								1,129,610	1,129,610

Balance May 31, 2003	138	$18,636	3,040,597	$30,406	$21,502,828	(385,959)	$(7,260,041)	$5,033,034	$19,324,863

See accompanying notes to consolidated financial statements.

Alcide Corporation

Consolidated Statements of Cash Flows

	For the Years Ended May 31,
	2001	2002	2003
Cash Flows from Operating Activities:
Net income	$1,537,525	$1,781,252	$1,129,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,938,818	2,741,568	3,672,670
Amortization of investment premiums and goodwill	44,530	483	—
Stock bonus to officers	225,400	—	—
Common Stock contributed to the employee stock ownership plan	109,833	138,444	53,906
Tax benefit from exercise of stock options	498,764	116,661	9,393
Deferred income taxes	292,155	734,793	495,808
Decrease (increase) in assets:
Accounts receivable - trade, net	(141,764)	(221,293)	(982,424)
Inventory	(630,258)	210,657	(273,406)
Prepaid income taxes	(96,359)	(167,620)	165,429
Spare parts	(9,145)	(194,417)	(231,606)
Prepaid expenses and other current assets	(136,884)	(54,637)	(56,745)
Long-term investments and other assets	23,232	57,108	(50,917)
Increase (decrease) in liabilities:
Accounts payable	572,365	(423,305)	(57,123)
Accrued expenses and taxes payable	258,759	(8,553)	(10,075)
Other long-term liabilities	(158,000)	26,346	(18,206)

Net cash provided by operating activities	4,328,971	4,737,487	3,846,314

Cash Flows from Investing Activities:
Purchase of short-term investments	(974,372)	—	—
Sale of investments	—	1,493,196	—
Goodwill and other intangibles	(422,795)	—	—
Acquisition of equipment and leasehold improvements	(5,215,517)	(5,359,256)	(2,332,670)

Net cash used in investing activities	(6,612,684)	(3,866,060)	(2,332,670)

Cash Flows from Financing Activities:
Purchase of Alcide Common Stock	(138,750)	—	(115,320)
Redemption of Class “B” Preferred Stock	—	(10,763)	(12,469)
Borrowing (repayment) on line of credit	1,000,000	1,000,000	(2,000,000)
Exercise of stock options	466,843	147,814	53,205

Net cash provided by (used in) financing activities	1,328,093	1,137,051	(2,074,584)

Net increase (decrease) in cash and cash equivalents	(955,620)	2,008,478	(560,940)
Cash and cash equivalents at beginning of year	1,794,723	839,103	2,847,581
Cash and cash equivalents at end of year	$839,103	$2,847,581	$2,286,641

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$18,229	$88,597	$57,116
Cash paid during the year for income taxes	$130,800	$250,900	$40,000
Warrants issued in business acquisition	$99,540	$—	$—

See accompanying notes to consolidated financial statements.

Alcide Corporation

Notes to Consolidated Financial Statements

1.                                       General:

Alcide Corporation (the “Company”) is engaged in the research, development and commercialization of unique chemical compounds having intense microbiocidal activity.  The Company holds substantial worldwide rights to its discoveries through various patents, patent applications, trademarks and other intellectual property, technology and know-how.

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

Revenue recognition from sales of SANOVA food antimicrobials is determined by the terms of the Company’s contracts with individual customers.  For customers using more than 15,000 gallons of SANOVA per month, Alcide provides bulk shipments of inventory to the customer and the customer is invoiced at month-end with revenue recognized based on the amount of product processed or gallons of SANOVA used.  All other customers are invoiced and revenue is recognized at the time SANOVA is shipped to their facilities.  Payment in either case is due fifteen to thirty days after billing.

c.               Cash and cash equivalents consist of demand deposits, short-term, interest-bearing instruments with maturity of 90 days or less at time of purchase and money market accounts.

d.              Costs of advertising, product promotion and trade shows are expensed as incurred.  Amounts expensed in fiscal year 2003, fiscal year 2002 and fiscal year 2001 were $207,965, $188,957, and $158,929, respectively.

e.               Normal repair and maintenance costs that do not extend the useful life of a capital asset are expensed as incurred.  Spare parts required for SANOVA plant maintenance are expensed when used.

f.                 Inventory is recorded at the lower of cost or market on a first-in, first-out basis.

g.              Depreciation and Amortization:  Office, laboratory, computer equipment and automobiles are recorded at cost and depreciated over estimated useful lives of three to five years by the straight-line method.  Leasehold improvements are amortized over the lives of the leases by the straight-line method.

Equipment provided by Alcide and installed at food processing plants to mix, distribute and apply SANOVA is recorded at cost and depreciated by the straight-line method over the five-year estimated, useful life of the assets.

h.              Impairment of Long-Lived Assets:  For long-lived assets, including equipment, the Company evaluates the carrying value of the assets by comparing the estimated future cash flows generated from the use of the assets and their eventual disposition with the assets’ reported net book value.  The carrying value of an asset is evaluated for impairment when events or changes in circumstances occur which may indicate the carrying amount of the asset may not be recoverable.

i.                  Impairment of Goodwill:  Through May 31, 2001, the Company amortized goodwill over its estimated life. As of June 1, 2001, the Company early-adopted the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets”, and ceased amortization of goodwill.  If SFAS No. 142 had been in effect in fiscal 2001, adjusted net income, basic earnings per share and diluted earnings per share would have been $1,565,849, $0.61, and $0.59, respectively.  Adjusted net income of $1,565,849 is calculated by adding back amortization expense of $28,324 (goodwill amortization of $43,528 net of tax effect of approximately 34.9%) to fiscal 2001 net income of $1,537,525.

Beginning June 1, 2001, the Company assesses goodwill for impairment by applying a fair value based test at least annually.  The Company compares the fair value of the reporting unit the goodwill is assigned to, Animal Health and Surface Disinfectants, to its carrying value.  If the fair value of the reporting unit is greater than the carrying value, goodwill is not impaired.  If the fair value of the reporting unit is less than the carrying value, the difference between the implied fair value of the reporting unit’s goodwill and its carrying value will be recorded as an impairment loss.  The Company has performed the fair value based assessment of goodwill as of June 1, 2001.  Based upon this assessment, management believes goodwill was not impaired upon the implementation of this standard.  The Company also performed the fair value based assessment during the fourth quarter of 2002 and 2003, and determined that goodwill had not been impaired in either period based upon this standard.

j.                  Income Taxes:  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Tax benefits that the Company receives upon an employee’s exercise of nonqualified stock options are recorded as an increase to additional paid-in capital.

k.               Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

l.                  Stock-Based Compensation:  The Company has stock-based compensation plans for employees and directors. The Company grants stock options to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant.  The Company accounts for stock option grants to employees and directors under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company has adopted the disclosure—only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  Accordingly, no compensation cost has been recognized for these stock option grants.  Awards under the plan vest over periods ranging from immediate vesting to five years, depending upon the type of award.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period presented, using the Black-Scholes valuation model.

	For Years Ended May 31,
	2001	2002	2003
Net income , as reported	$1,537,525	$1,781,252	$1,129,610

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(272,244)	(481,054)	(457,960)

Pro forma net income	$1,265,281	$1,300,198	$671,650

Earnings per share
Basic — as reported	.60	.67	.42
Basic — pro forma	.49	.49	.25

Diluted — as reported	.58	.65	.42
Diluted — pro forma	.48	.49	.25

The fair value of each stock option granted is valued on the date of grant using the Black-Scholes option pricing model.  The weighted average grant-date fair value of stock options granted during fiscal 2003 was $11.67 per share using the assumptions of expected volatility of 67.0%, expected option lives of 7.5 years, risk-free rate of interest of 4.2% and no expected dividends.  During fiscal 2002, the weighted average grant-date fair value of stock options granted was $21.43 per share using the assumptions of expected volatility of 89.2%, expected option lives of 7.5 years, risk-free rate of interest of 5.0% and no expected dividends.  During fiscal 2001, the weighted average grant date fair value of stock options granted was $13.84 per share using the assumptions of expected volatility of 59.4%, expected option lives of 7.5 years, risk-free rate of interest of 5.8% and no expected dividends.

m.            Recently Issued Accounting Pronouncements:  In November 2002, the EITF issued a final consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service.  Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as a cumulative effect of a change in accounting principle.  The provisions of this statement are not expected to have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  For guarantees issued or modified after December 31, 2002, a liability shall be recognized for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002.  See Note 9 (the commitments and contingencies note) for disclosures required by FIN 45.  The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB, issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The annual disclosure provisions are effective for fiscal years ending after December 15, 2002.  The adoption of the disclosure requirements of this standard in fiscal 2003 did not have a material impact on the Company’s financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  The statement requires issuer to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer.  Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003.  The provisions of this statement are not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the EITF issued a final consensus on Issue 01-8, “Determining Whether an Arrangement Contains a Lease.”  Issue 01-8 provides guidance on determining whether an arrangement is or includes a lease within the scope of SFAS No. 13 “Accounting for Leases.”  If it is determined that a lease exists, the lease and non-lease components of a combined sales arrangement must be accounted for separately.  Issue 01-8 is effective prospectively for arrangements entered into, modified, or acquired in fiscal periods beginning after May 28, 2003.  We are in the process of evaluating the impact of Issue 01-8, if any, on our financial position or results of operations.

n.              Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

o.              Concentration of Risk:  Various Company products include in their formulations chemical components available from few (and in some cases only one) suppliers.  Formulation alternatives exist for each single-sourced material; however, changing formulations could result in higher raw material costs and/or the necessity to obtain regulatory clearance for the changed formulation.

All manufacturing of the Company’s Animal Health and sterilant and disinfecting products is performed by contract manufacturers having appropriate FDA registration approval for such manufacturing.  A change in contract manufacturers, however, would require qualification of the manufacturer (if not already qualified) by FDA and by some international FDA equivalent.  Such change could adversely affect Company sales short-term.

3.                                       Segment Reporting:

The Company follows the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” and reports segment information in the same format as reviewed by the Company’s management (the “Management Approach”), which is organized around differences in products and services.  Management has determined the Company has two reportable segments, Animal Health and Surface Disinfectants and SANOVA Food Antimicrobial Products.

The Company’s reportable segments are strategic business units that offer similar products, but to entirely different customers at substantially different selling prices and cost of goods sold structures.  The Company does not have inter-segment revenues.  International sales include sales to international distributors and sales through U.S. distributors that are shipped directly to foreign countries.

The accounting policies of the segments are as described in Note 2 — Summary of Significant Accounting Policies.  The Company evaluates performance based on gross margin from the sale of each segment’s products and does not allocate expenses beyond gross margin to the two segments.

Segment net sales, gross margin and assets are as follows:

	FY 2001	FY 2002	FY 2003
Animal Health and Surface Disinfectants
License Revenue - U.S.	$—	$—	$897,177
Net Sales - U.S.	5,027,340	5,381,949	3,003,028
Net Sales - International	4,530,012	4,377,379	4,437,037
Total Revenue	9,557,352	9,759,328	8,337,242
Gross Margin	5,609,888	5,536,850	4,999,331

Assets (at end of period)	3,253,716	2,687,026	3,510,917
Fixed Asset Additions	26,891	—	—
Depreciation Expense	2,240	5,376	5,376
Goodwill Amortization	43,528	—	—

SANOVA
Net Sales - U.S.	8,400,623	12,229,362	13,587,212
Gross Margin	3,430,219	4,893,309	4,909,349

Assets (at end of period)	11,874,410	15,176,245	14,504,133
Fixed Asset Additions	3,768,606	3,541,443	2,247,158
Depreciation Expense	1,870,884	2,661,179	3,550,892

Not Segment Related
Assets (at end of period)	3,874,474	4,002,062	3,353,654
Fixed Asset Additions	125,884	138,997	85,512
Depreciation Expense	65,694	75,013	116,402

Total
License Revenue	—	—	897,177
Net Sales	17,957,975	21,988,690	21,027,277
Total Revenue	17,957,975	21,988,690	21,924,454
Gross Margin	9,040,107	10,430,159	9,908,680

Assets (at end of period)	19,002,600	21,865,333	21,368,704
Fixed Asset Additions	3,921,381	3,680,440	2,332,670
Depreciation Expense	1,938,818	2,741,568	3,672,670
Goodwill Amortization	43,528	—	—

Assets assigned to the business segments include accounts receivable, inventories, fixed assets, spare parts and goodwill.

No single customer accounted for 10% or more of revenues in fiscal 2003 or fiscal 2002.  In fiscal 2001, two of the Company’s distributors in the dairy industry each accounted for greater than 10% of total revenues.  One distributor accounted for $2,546,687 of sales, in fiscal 2001 and another distributor accounted for $2,701,709 of sales in fiscal 2001.

4.                                       Accounts Receivable –Trade consisted of the following:

	May 31, 2002	May 31, 2003
Domestic distributors	$349,942	$372,837
International distributors	813,155	1,402,504
SANOVA customers	1,580,444	1,888,840
Other receivables	105,562	167,346

Total Accounts Receivable - Trade	$2,849,103	$3,831,527

The Company evaluates impairment of its trade receivables on a regular basis.  During the third quarter of fiscal year 2003, the Company recorded an allowance for doubtful accounts of $27,000 to reflect the Company’s probable loss relating to receivables from one of its customers that filed for Chapter 11 bankruptcy protection.  The allowance for doubtful accounts was $28,000 and $1,000 as of May 31, 2003 and May 31, 2002, respectively, which was estimated based on collection history and known events.

5.                                       Inventory consisted of the following:

	May 31, 2002	May 31, 2003
Raw materials	$307,922	$692,480
Finished Products	630,517	484,426
SANOVA inventory at customer sites	885,252	920,191

Total Inventory	$1,823,691	$2,097,097

6.                                       Acquisition of Universal Marketing Services’ Business:

On February 1, 2001, the Company purchased assets from Universal Marketing Services, Inc. for a total purchase price of $1,622,828.  The purchase price consisted of cash reduced by the outstanding balance of accounts receivable from UMS and a warrant to purchase 7,000 shares of the Company’s Common Stock at $29.25 per share.  The warrant has been valued at $99,540 using the Black-Scholes model with assumptions of expected volatility of 68.5%, contractual warrant life of three years and risk-free rate of interest of 4.7%.  The purchase price was allocated to the acquired assets based on their fair market value and the residual balance, $522,335, was recorded as goodwill.  During fiscal 2001, goodwill was being amortized based on a 48 month estimated useful life.  As of May 31, 2001, accumulated amortization was $43,528.  As of May 31, 2003, no portion of the warrant had been exercised as the market value of the stock was substantially lower than the warrant exercise price.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 required business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadened the criteria for recording intangible assets separate from goodwill.  The provisions of SFAS No. 141 and SFAS No. 142 were “early-adopted” by the Company on June 1, 2001.  With the adoption of these standards certain amounts previously included in other intangible assets were reclassified as goodwill, since under the new standards they did not meet the criteria for reporting as separate, identifiable, indefinite-lived assets.

7.                                       Accrued Expenses:

Accrued expenses were:

	May 31, 2002	May 31, 2003
Accrued employee salaries, incentive and benefits	$376,591	$332,900
Accrued consulting and outside services	55,636	110,735
Other accrued expenses	184,726	57,943

Total Accrued Expenses	$616,953	$501,578

8.                                       Line of Credit Payable:

In September 2002, the Company extended its $10,000,000 unrestricted line of credit with US Bank.  The new expiration date is September 30, 2004.

Two advances of $1,000,000 each have been taken on the line of credit.  The Company repaid both advances in March 2003.

9.                                       Commitments and Contingencies:

a.               Leases:  The Company leases certain property under non-cancelable operating leases that expire through July 2009.  Insurance, utilities and maintenance expenses are borne by the Company.  There are no contingent rentals or sublease rentals.

Future annual lease commitments are as follows:

FY 2004	$233,592
FY 2005	$135,544
FY 2006	$137,999
FY 2007	$140,946
FY 2008	$141,437
FY 2009	$23,573

Lease payments in fiscal year 2003, fiscal year 2002 and fiscal year 2001 were $172,766, $179,878 and $175,037, respectively.

b.              SANOVA Agreements:  The Company has signed agreements with poultry and beef processing plants for SANOVA system installations in fiscal 2004, at a cost of approximately $1,650,000.  As of May 31, 2003, $1,050,000 of the equipment required had been purchased and recorded as construction in progress.

c.               Employment Agreements:  One officer has a one year, automatically renewable, employment agreement which currently obligates the Company to a base salary of $273,266 per year.  Bonus compensation of 100% of base pay can be earned at the discretion of the Board of Directors.

d.              Distribution Agreements:  The Company enters into agreements with each of its major dairy industry distributors.  The agreements typically describe the territories covered, product pricing and expected product purchases during the terms of the agreements.

10.                                 Income Taxes:

A summary of the provision for income taxes follows:

	FY 2001	FY 2002	FY 2003
Current
Federal	$34,441	$10,000	$111,000
State and local	—	—	4,300
	$34,441	$10,000	$115,300

Deferred
Federal	$769,653	$788,547	$482,100
State and local	21,266	39,688	13,100
Total	$825,360	$838,235	$610,500

A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows:

	FY 2001	FY 2002	FY 2003
Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	.9%	1.0%	1.0%
Cumulative prior years tax credits	—	(3.0)%	—
Effective income tax rate	34.9%	32.0%	35.0%

The components of the deferred tax assets and liabilities are as follows:

	May 31, 2002	May 31, 2003
Deferred tax assets:
Operating loss carryforwards	$759,935	$625,394
Allowance for doubtful accounts	—	9,800
Stock option timing differences	42,170	9,669
Research and experimental credits carryforward	92,798	130,326
Alternative minimum tax carryforward	284,053	385,053
Total deferred tax assets	1,178,956	1,160,242

Deferred tax liabilities:
Depreciation	995,734	1,426,588
Amortization	12,188	24,375
Other	95,650	129,703
Total deferred tax liabilities	1,103,572	1,580,666

Net deferred tax asset (liability)	$75,384	$(420,424)

Temporary differences result from the use of straight-line deprecation for equipment in the financial statements versus the use of accelerated depreciation for tax reporting, the timing of stock option exercises and other miscellaneous book/tax timing differences.  The Company has not established a valuation allowance against the deferred tax asset as management believes it is more likely than not that the tax benefits will be realized in the future based on historical levels of pre-tax income and expected future taxable income.  The gross operating loss carryforward of approximately $1,787,000 and the research and experimental credits carryforward will begin to expire in 2019.

11.                                 Earnings Per Share:

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the year.  Potential common shares of the Company include the dilutive effect of outstanding stock options and warrants.  Potential common shares, excluded because of their antidilutive effect were 255,342 shares in fiscal year 2003, 92,290 shares in fiscal year 2002 and 51,790 shares in fiscal year 2001.

Basic and diluted earnings per share were calculated as follows:

Computation of Earnings Per Common Share

	For the Years Ended May 31,
	2001	2002	2003
Net income	$1,537,525	$1,781,252	$1,129,610
Weighted average number of common shares outstanding	2,572,898	2,643,467	2,658,469
Basic earnings per share	$.60	$.67	$.42
Assuming exercise of options and warrants reduced by the number of shares which could have been purchased with the proceeds from exercise of such options	82,219	76,539	21,543
Weighted average common shares outstanding and dilutive potential common shares	2,655,117	2,720,006	2,680,012

Diluted earnings per share	$.58	$.65	$.42

12.                                 Shareholders’ Equity and Redeemable Preferred Stock:

a.  Authorized Capital

The authorized capital of the Company is 10,000,000 shares of $.01 par value Common Stock, 1,000 shares of no par value Class “A” Preferred Stock and 10,000,000 shares of $.01 par value Class “B” Preferred Stock.  The Company has not declared dividends on any of its classes of stock.

b.  Class “A” Preferred Stock

The nonvoting Class “A” Preferred Stock has a preference with respect to both dividends and liquidation at its stated value of $135.30 per share.  During fiscal 1999, Alcide offered to redeem Class “A” Preferred Stock at a price of $101.00 per share.  Eight hundred sixty-two shares have been redeemed.  The Company has the option to force redemption at any time by payment of $135.30 per share.

c.  Redeemable Class “B” Preferred Stock - Series 1 and 2.

On September 30, 1994, the Company issued to holders of any outstanding Series 1 Stock, in a recapitalization, one share of non-voting Class “B” Stock to be designated as Series 2 Redeemable Preferred Stock (“Series 2 Stock”) and 0.2 share of Common Stock.  Commencing on September 30, 1994, the Company created a sinking fund to be funded, on that day and on the 30th day of September of each year thereafter, at a rate equal to 0.7% of the Company’s prior fiscal year’s net income, if any.  On September 30th of each year, the Company redeems Series 2 Stock at $2.625 per share plus declared and unpaid dividends equal to the sinking fund payment.  As the Company recorded net income of $1,129,610 in fiscal 2003, it will redeem 3,012 shares of Series 2 Stock on September 30, 2003 for $7,907.  The Company may redeem any or all of the issued and outstanding Series 2 Stock at its option, at any time, at the redemption price of $2.625 per share.

13.                                 Stock Options:

The Company had an incentive stock option plan that expired in May 1993.  No additional grants may be issued under this plan. With shareholder approval, the Company replaced this plan with a new plan effective December 1993, which allowed for the issue of both incentive stock options and nonqualified stock options.  In October 2001, shareholders approved a new plan which replaced the un-expired portion of the 1993 plan.  Nonqualified stock options may be granted to employees, directors, officers and consultants.  The option exercise price for incentive stock options may not be less than the fair market value of the Common Stock on the date of the grant of the option.  Nonqualified stock options are granted with an exercise price equal to 100% or greater of the fair market value of the Common Stock on the date of grant.  Under this plan there are 204,550 options available for grant as of May 31, 2003.

The Company also has a stock option plan for nonemployee directors which was approved by shareholders in October 1996.  Options granted under the plan are granted with an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant.  Under this plan there are 34,354 options available for grant as of May 31, 2003.

Options are exercisable within ten years from the date of option grant.  Options awarded to officers and employees typically vest over a five-year period.  Options awarded to nonemployee board members vest immediately.  Options will expire during the period December 2003 through October 2012.  The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion 25 (“APB 25”), under which no compensation cost has been recognized.  In 1996, the Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” effective for years beginning after May 31, 1996.  The Company has continued to measure compensation cost for employee stock compensation plans under the guidelines of APB 25, as allowed by SFAS No. 123.

The status of the plans are as follows:

	FY 2001		FY 2002		FY 2003
	No. of Shares	Weighted Avg. Share $	No. of Shares	Weighted Avg. Share $	No. of Shares	Weighted Avg. Share $
Outstanding at beginning of year	316,483	$14.16	260,787	$18.05	316,626	$21.13
Granted	44,393	20.32	93,370	25.43	36,704	16.66
Exercised	(94,089)	6.22	(24,231)	7.13	(6,034)	8.82
Cancelled	(6,000)	15.25	(13,300)	16.38	(18,800)	20.39
Outstanding at end of year	260,787	$18.05	316,626	$21.13	328,496	$20.90

Exercisable at end of year	170,087	$15.98	167,676	$18.78	197,996	$20.03

Information relating to stock options outstanding and stock options exercisable at May 31, 2003 is as follows:

	Options Outstanding
Range of Exercise		Weighted		Options Exercisable
Prices	No . of Shares	Avg. Life	Wtd. Avg. $/Sh.	No. of Shares	Wtd. Avg. $/Sh.
$ 8.63 - $11.94	60,300	1.09	$10.15	59,600	$10.13
$12.00 - $20.00	96,786	7.40	$16.52	38,286	$15.99
$20.25 - $63.00	171,410	5.92	$27.15	100,110	$27.56
	328,496	5.47	$20.90	197,996	$20.07

14.                                 Related Party Transactions:

Consulting Agreements:

Loeb Partners Corporation During the fiscal years ended May 31, 2003, 2002 and 2001 the Company paid Loeb Partners Corporation $60,000 each year in cash for executive and management services provided by Mr. Kempner, a member of the Company’s Board of Directors, and Mr. Mintz, Managing Director of Loeb Partners Corporation.  Mr. Kempner holds approximately 51% of the voting equity of Loeb Holding Corporation, of which Loeb Partners Corporation is a 100% wholly-owned operating subsidiary.

Kenneth N. May During the fiscal year ended May 31, 2002, Dr. May earned $14,000 for consulting services in the field of pathogen control on poultry and other food products.  Dr. May retired from the Company’s Board of Directors in October 2001 and is no longer a related party.  During fiscal 2001, he earned $36,000.

15.                                 Employee Stock Ownership Plan:

The Company has an employee stock ownership plan (the Plan).  Employees who are at least age 21 and have completed one year of service are eligible to participate.  The Company may make discretionary contributions to the Plan.  Compensation expense is recognized based on the fair value of the Company’s common stock as of the date the shares are purchased and contributed to the Plan.  The ESOP plan year ends on December 31 while the Company’s fiscal year ends on May 31.  During the ESOP plan years ended December 31, 2000, 2001 and 2002, the Company’s contributions were approximately $124,000, $226,000 and $290,000.  During the Company’s fiscal years ended May 31, 2001, 2002 and 2003, the Company recorded ESOP expense of $189,921, $257,646 and $303,330.  The Company estimates its annual contribution to the Plan and accrues a liability over the fiscal year consistent with the estimate.