Form 10-Q
period 2003-08-31
ALCIDE CORP
filed 2003-10-15
CIK 708484

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

or

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

YES        ☐                        NO        ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 31, 2003:  2,654,638, net of Treasury Stock.

ALCIDE CORPORATION

ALCIDE CORPORATION UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2003	May 31, 2003
Assets:

Current assets:
Cash and cash equivalents	$2,900,150	$2,286,641
Accounts receivable – trade, net	3,779,837	3,831,527
Inventory	2,003,621	2,097,097
Deferred and prepaid income taxes	310,063	243,413
Spare parts	889,730	884,226
Prepaid expenses and other current assets	378,794	468,863
Total current assets	10,262,195	9,811,767

Equipment and leasehold improvements:

SANOVA plant assets	17,379,438	17,037,502
Construction in progress	2,795,555	2,596,332
Office equipment	602,973	567,158
Laboratory, manufacturing equipment and vehicles	571,796	523,718
Leasehold improvements	73,483	73,483
Less: Accumulated depreciation and amortization	(10,744,549)	(9,790,948)
Total equipment and leasehold improvements, net	10,678,696	11,007,245
Goodwill	478,807	478,807
Other assets	70,885	70,885
Total Assets	$21,490,583	$21,368,704

Liabilities and Shareholders’ Equity:

Current liabilities:
Accounts payable	$751,431	$686,391
Accrued expenses	380,546	501,578
Income taxes payable	115,300	115,300
Total current liabilities	1,247,277	1,303,269
Deferred tax liability	655,238	565,287
Other long-term liabilities	3,293	8,140
Total Liabilities	1,905,808	1,876,696

Commitments and Contingencies

Redeemable Class “B” Preferred Stock –$.01 par value; authorized 10,000,000 shares; issued and outstanding: August 31, 2003 – 63,675; May 31, 2003 – 63,675	167,145	167,145

Shareholders’ equity:

Class “A” Preferred Stock – no par value, authorized 1,000 shares; issued and outstanding: August 31, 2003 – 138; May 31, 2003 – 138	18,636	18,636

Common Stock – $.01 par value; authorized 10,000,000 shares; issued: August 31, 2003 – 3,040,597; May 31, 2003 – 3,040,597	30,406	30,406

Common treasury stock at cost August 31, 2003 – 385,959; May 31, 2003 – 385,959	(7,260,041)	(7,260,041)

Additional paid-in capital	21,502,828	21,502,828
Retained earnings	5,125,801	5,033,034
Total Shareholders’ Equity	19,417,630	19,324,863

Total Liabilities and Shareholders’ Equity	$21,490,583	$21,368,704

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended August 31,
	2003	2002
Revenue:

Net sales	$4,888,326	$5,015,795

License revenue	308,270	29,397

Total revenue	5,196,596	5,045,192

Expenditures:

Cost of goods sold	3,002,936	2,805,278

Research and development expense	479,415	590,624

Consulting expense to related parties	15,000	15,000

Selling, general and administrative expense	1,570,034	1,535,374

Total expenditures	5,067,385	4,946,276

Operating income	129,211	98,916

Interest income	4,087	7,867

Interest expense	—	(21,048)

Other income	9,420	9,139

Income before provision for income taxes	142,718	94,874

Provision for income taxes	49,951	33,205

Net income	$92,767	$61,669

Basic earnings per common share	$.03	$.02

Diluted earnings per common share	$.03	$.02

Weighted average common stock and dilutive potential common shares outstanding:
Basic	2,654,638	2,656,022
Diluted	2,661,577	2,690,726

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class “A” Preferred Stock		Common Stock		Additional Paid-in Capital	Common Treasury Stock		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount		Shares	Amount

Balance May 31, 2003	138	$18,636	3,040,597	$30,406	$21,502,828	(385,959)	$(7,260,041)	$5,033,034	$19,324,863

Net income								92,767	92,767

Balance August 31, 2003	138	$18,636	3,040,597	$30,406	$21,502,828	(385,959)	$(7,260,041)	$5,125,801	$19,417,630

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended August 31,
	2003	2002
Cash Flows from Operating Activities:
Net income	$92,767	$61,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	966,518	861,860
Deferred income taxes	49,951	33,205
Decrease (increase) in assets:
Accounts receivable – trade, net	51,690	(281,043)
Inventory	93,476	(115,236)
Prepaid income taxes	(26,650)	205,000
Spare parts	(5,504)	(117,188)
Prepaid expenses and other current assets	90,069	8,963
Other assets	—	3,539
Increase (decrease) in liabilities:
Accounts payable	65,040	(65,266)
Accrued expenses	(121,032)	(279,666)
Other long-term liabilities	(4,847)	(18,956)
Net cash provided by operating activities	1,251,478	296,881

Cash Flows from Investing Activities:
Acquisition of equipment	(637,969)	(1,160,576)

Cash Flows from Financing Activities:
Exercise of stock options	—	5,755
Net increase (decrease) in cash and cash equivalents	613,509	(857,940)
Cash and cash equivalents at beginning of period	2,286,641	2,847,581
Cash and cash equivalents at end of period	$2,900,150	$1,989,641

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$26,650	$—
Cash paid during the period for interest	$—	$21,048

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                     Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Alcide Corporation (the “Company”) for the three month periods ended August 31, 2003 and 2002 have been prepared in accordance with the instructions to Form 10-Q.  Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation.  Certain reclassifications have been made to prior year financial statements to conform to current year presentation.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Stock Option Plans

The Company has two stock option plans that allow granting of options to employees, officers, directors and consultants.  Options granted to directors vest immediately while all other options vest evenly over a five-year period.  As allowed by Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), the Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” (APB 25).

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123.

	Three Months Ended August 31,
	2003	2002

Net income, as reported	$92,767	$61,669

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$152,300	$150,700

Pro forma net loss	$(59,533)	$(89,031)

Earnings (loss) per share
Basic – as reported	$.03	$.02
Basic – pro forma	$(.02)	$(.03)

Diluted – as reported	$.03	$.02
Diluted – pro forma	$(.02)	$(.03)

Recently issued accounting pronouncements

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

Management has determined that at this time the revenue derived from the lease component in connection with SANOVA contracts is not material and, therefore, the Company has not separately reported lease revenue.  If in the future, the amount becomes material and Issue 01-8 does not change the definition of a “lease”, the Company will be required to separately report lease revenue.

2.                                       Accounts Receivable - Trade consisted of the following:

	August 31, 2003	May 31, 2003
Domestic Distributors	$224,621	$372,837
International Distributors	1,260,139	1,402,504
SANOVA Customers	2,242,413	1,888,840
Other Receivables	52,664	167,346
Total Accounts Receivable - Trade	$3,779,837	$3,831,527

The Company evaluates impairment of its trade receivables on a regular basis.  The allowance for doubtful accounts was $28,000 as of August 31, 2003 and May 31, 2003, respectively, which was estimated based on collection history and known events.

3.                                     Inventory consisted of the following:

	August 31, 2003	May 31, 2003
Raw Materials	$648,190	$692,480
Finished Products	474,317	484,426
SANOVA Inventory at Customer Sites	881,114	920,191
Total Inventory	$2,003,621	$2,097,097

4.                                     Commitments and Contingencies

As of August 31, 2003, the Company had contracts for future startups of four poultry and three red meat processing operations.  These systems will be installed in the second and third quarters of fiscal 2004 at an approximate total cost of $1,850,000.  As of August 31, 2003, $1,120,000 of the equipment required for these installations was on hand.

5.                                       Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares of the Company include the dilutive effect of outstanding stock options and warrants. Potential common shares excluded because of their antidilutive effect were 320,096 for the three month period ended August 31, 2003, and 190,192 shares for the three months ended August 31, 2002.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended August 31,
	2003	2002

Net income	$92,767	$61,669
Weighted average number of common shares outstanding	2,654,638	2,656,022

Basic earnings per share	$.03	$.02
Assuming exercise of options and warrants reduced by the number of shares which could have been purchased with the proceeds from exercise of such options and warrants	6,939	34,704
Weighted average common shares outstanding and dilutive potential common shares	2,661,577	2,690,726

Diluted earnings per share	$.03	$.02

6.                                       Orders for Future Delivery

At August 31, 2003 and 2002, the Company had orders for future delivery of $686,548 and $637,722, respectively.  The $686,548 orders for future delivery are scheduled for shipment during the period September 2003 through November 2003.  Data for both years excludes expected sales of SANOVA because contracts with SANOVA customers do not require placement of purchase orders for future delivery.

7.                                       Segment Information

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

The accounting policies of the segments are the same as those described in Note 2 — Summary of Significant Accounting Policies in the Company’s May 31, 2003 Form 10-K.  The Company evaluates performance based on gross margin from the sale of each segment’s products and does not allocate expenses beyond gross margin to the two segments.

Segment net sales, gross margin, assets, fixed asset additions and depreciation expense are as follows:

	Three Months Ended August 31,
	2003	2002
Animal Health and Surface Disinfectants
License Revenue – U.S.	$308,270	$29,397
Net Sales – U.S.	524,995	838,283
Net Sales – International	835,700	823,126
Total Revenue	1,668,965	1,690,806
Gross Margin	1,044,842	913,438

Assets (at end of period)	3,150,599	2,750,886
Fixed Asset Additions	—	—
Depreciation Expense	1,344	1,344

SANOVA
Net Sales – U.S.	3,527,631	3,354,386
Gross Margin	1,148,818	1,326,476

Assets (at end of period)	14,404,927	15,823,850
Fixed Asset Additions	611,011	1,104,578
Depreciation Expense	934,935	833,089

Not Segment Related
Assets (at end of period)	3,935,057	3,030,136
Fixed Asset Additions	26,958	55,998
Depreciation Expense	30,239	27,427

Total
License Revenue	308,270	29,397
Net Sales	4,888,326	5,015,795
Total Revenue	5,196,596	5,045,192
Gross Margin	2,193,660	2,239,914

Assets (at end of period)	21,490,583	21,604,872
Fixed Asset Additions	637,969	1,160,576
Depreciation Expense	966,518	861,860

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

Risk and Uncertainties

This report includes forward looking statements which involve risk and uncertainty including, without limitation, risk of dependence on patents, trademarks, third party suppliers, market acceptance of and demand for the Company’s products, distribution capabilities and the development of technology and governmental regulatory approval thereof.

Sentences or phrases that use words such as “believes”, “anticipates”, “hopes”, “plans”, “may”, “can”, “will”, “expects” and others are often used to flag such forward looking statements, but their absence does not necessarily mean a statement is not forward looking.  Such statements reflect management’s current opinion and are designed to help readers understand management’s thinking.  By their very nature, however, such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expected or projected.  Readers are cautioned not to place undo reliance on these forward looking statements which speak only as of the date hereof.  The Company undertakes no obligation to release publicly any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

•                                          Depreciation and Book Value of SANOVA Plant Assets

Capital investments for SANOVA plant assets are depreciated over a five-year life, while customer contracts range from one year to four years.  As the SANOVA food antimicrobial business has been in existence for less than five years, the Company has a limited, practical basis on which to assign depreciable life.  Management believes, however, based on over four and one half years experience, that well-maintained assets will be operational beyond five years and, further, that if customers decide not to renew their contracts, the assets can be relocated to new customer sites.  As of August 31, 2003, plant assets from two installations have been successfully redeployed to new sites.  The cost to maintain the assets is charged to operations.

Commitments and Contingencies

Leases:  The Company leases certain property under non-cancelable operating leases that expire through July 2009.  Insurance, utilities and maintenance expenses are borne by the Company.  There are no contingent rentals or sublease rentals.

SANOVA Agreements:  The Company has signed contracts with poultry and beef processing plants for SANOVA systems to be installed in the second and third quarters of FY 2004, which will cost approximately $1,850,000.  As of August 31, 2003, $1,120,000 of the equipment required was on hand for these installations.

Employment Agreements:  One officer has a one year, automatically renewable, employment agreement which currently obligates the Company to a base salary of $287,929 per year.  Bonus compensation of 100% of base pay can be earned at the discretion of the Board of Directors.

Redeemable Class “B” Preferred Stock:  On September 30th of each year, the Company redeems a portion of its outstanding Series 2 Class “B” Preferred Stock.  The amount redeemed is equal to .7% of the Company’s prior year net income.  As the Company recorded net income of $1,129,610 in fiscal 2003, it redeemed 3,012 shares of Series 2 Stock on September 30, 2003 for $7,906.50.  This leaves a total of $159,239 of Class “B” Preferred Stock to be redeemed in subsequent fiscal years.  The amounts to be redeemed subsequent to September 2003 depend upon future net income and are not yet known.

The following table summarizes the above commitments:

	Less than 1 year	FY 2005	FY 2006	FY 2007	FY 2008	FY 2009

Operating Leases	$233,592	$135,544	$137,999	$140,946	$141,437	$23,573

SANOVA Agreements	730,000	—	—	—	—	—
Employment Agreements	287,929	—	—	—	—	—

Redeemable Class “B” Preferred Stock	7,907	—	—	—	—	—
Total Contractual Commitments	$1,259,428	$135,544	$137,999	$140,946	$141,437	$23,573

Financial Condition and Results of Operations

Net Sales

Net sales and license revenue totaling $5,196,596 for the quarter ended August 31, 2003 were $151,404 higher than for the equivalent quarter last year.

Sales of SANOVA food antimicrobial to the poultry and red meat industries totaled $3,527,631 for the quarter ended August 31, 2003, $173,245 higher than the first fiscal quarter last year.  At the end of the first quarter, SANOVA systems were contracted for and installed at 37 poultry plants and 15 red meat plants.  Eight of the poultry plants were using SANOVA applications both pre-chill and post-chill, thus bringing the total to 60 operations at quarter’s end.

The Company’s Animal Health and Surface Disinfectant revenues for the quarter ended August 31, 2003 were $1,668,965, including $308,270 in license revenue.  During the first quarter last fiscal year,  Animal Health and Surface Disinfectant revenues were $1,690,806, including $29,397 in license revenue.

Cost of Goods Sold

Cost of goods sold was 58% of total revenue for the quarter ended August 31, 2003, as compared to 56% of total revenue for the equivalent period a year ago.

Cost of goods sold as a percentage of net sales for the SANOVA (Food Safety) business segment was at 67% for the quarter ended August 31, 2003, as compared to 60% of net sales for the same period last year.  The seven point increase in costs of goods as a percentage of sales was caused by three factors each having approximately equal impact.  SANOVA usage increased in four plants concurrent with a transition to post-chill dip operations. Secondly, the under utilization of equipment idled at five sites late in the first quarter of 2003, continued into the first quarter of 2004 and lastly, investments made to transition into post-chill operations added to the depreciation expense component of cost of goods.

Cost of goods sold for the Animal Health and Surface Disinfectant business segment was 46% of net sales (excludes license revenue) for the quarter ended August 31, 2003 versus 47% of net sales for the first quarter last year.  The decreased cost of goods sold as a percentage of net sales for the segment was caused primarily by a shift in product mix.

Research and Development Expense

Reflecting the conclusion of development activities related to the Company’s new Animal Health products and the reduction in the scope of SANOVA process validation trials, research and development expenses for the quarter ended August 31, 2003 were $479,415 which were $111,209, or, 19% lower than for the equivalent period a year ago.

Selling, General and Administrative Expense

Selling, general and administrative expense of $1,570,034 for the quarter ended August 31, 2003 was $34,660 higher than for the equivalent quarter last year.  Although SG&A expenses in total are within 2% of the first quarter prior year amount, there were several significant expense category increases and decreases when compared to prior year:

•                  During the first quarter of fiscal 2003 Alcide paid executive bonuses totaling $288,481.  No executive bonuses were paid during the first quarter of fiscal 2004.

•                  Expenses related to patent/trademark registration and fees to maintain patents were $28,000 during the first quarter of fiscal 2004 as compared to approximately $50,000 during the first quarter of fiscal 2003.

•                  During the first quarter of fiscal 2004 the Company spent $97,123 in legal expenses to support its patent infringement suit against Biocide International.  While no such expenditures were made during the first quarter of fiscal 2003.  A memorandum of understanding to settle the suit has subsequently been entered on October 2, 2003.

•                  Salaries, benefits and travel expenses related to SANOVA entry into the seafood and international markets were approximately $45,000 during the first quarter of 2004 while no such expenses occurred during the first quarter of fiscal 2003.

•                  During the first quarter of 2004 equipment from two non-productive SANOVA sites was removed and relocated to two newly contracted sites.  The new sites started early in the second quarter but the $40,000 expenses to remove the equipment occurred during the first quarter.

Interest Income

Interest income was $4,087 for the quarter ended August 31, 2003 versus $7,867 for the quarter last year.  The decrease was due to lower prevailing short-term interest rates.

Interest Expense

The Company incurred no interest expense during the quarter ended August 31, 2003 because it has completely repaid a $2,000,000 draw on its line of credit which during the first quarter last year resulted in interest expense of $21,048.

Liquidity and Capital Resources

The Company’s cash and cash equivalents totaled $2,900,150 on August 31, 2003, as compared to $2,286,641 on May 31, 2003.  During the first quarter of fiscal 2004, the Company generated cash from operating activities of $1,251,478 and invested $637,969 in the acquisition of new assets to support the expanding SANOVA business.  At this time, the Company expects to fund its existing operations and growth with its current cash balance plus cash generated by operations.  If growth exceeds current expectations, it may be necessary to draw on the Company’s line of credit.

Outlook

•                                          SANOVA Food Quality System

Management expects that the size of the Company’s food antimicrobial business will continue to expand. Five new operations were added during the first quarter of fiscal 2003 and one existing customer added a post-chill operation.  Since the end of the fiscal quarter two new poultry customers were added, one red meat grinding operation was started and one existing poultry customer added a post-chill operation.  Management expects to contract and start one to three new SANOVA operations per month during the current fiscal year.

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

ITEM 3.                             Quantitative and Qualitative Disclosures About Market Risk

The Company is not significantly exposed to market risks from changes in interest rates. At its present growth rate, the Company expects to be in a balanced cash position during fiscal 2004.  The Company’s policy is to invest any excess cash resources in low risk, short-term and intermediate-term U.S. Treasury instruments and bank money market funds to minimize market risks.

The Company has no direct foreign currency exposure.  All of its present transactions with international distributors are denominated in U.S. dollars.

ITEM 4.                             Controls and Procedures

a)  The Company’s Chairman and CEO, and President and CFO, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of the end of the period covered by this quarterly report, have concluded that, as of that date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities.

b)  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the end of the period covered by this quarterly report.  There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

PART II.

OTHER INFORMATION

ITEM 1.                             Legal Proceedings

On October 2, 2003 a memorandum of understanding was entered into by the Company and Biocide International Incorporated to settle the patent infringement lawsuit brought by the Company against Biocide on October 31, 2002.  Under the terms of the settlement, Biocide has agreed to limit its sales in the red meat industry to products having a ph of greater than 5.5, a level at which Alcide management believes such products will not provide a competitive threat to Alcide’s products.  In addition, Biocide agreed to pay Alcide a royalty on future Biocide sales to the red meat industry.

ITEM 6.                             Exhibits and Reports on Form 8-K

a)  Exhibits:

3.2	ByLaws, as amended to date.

10.36	Licensing Agreement by and between the Company and Ferdinand Eimermacher GmbH & Co. KG, dated July 1, 2003, covering the United States and Mexico.

31.1	Certification of Periodic Report by Chairman and Chief Executive Officer of Corporation.

31.2	Certification of Periodic report by President and Chief Financial Officer of Alcide Corporation.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

b)  Reports on Form 8-K:

Report on Form 8-K dated August 25, 2003 reporting results of operations for the fiscal year ended May 31, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCIDE CORPORATION
The Registrant

Date: October 14, 2003	By /s/ John P. Richards
John P. Richards
President
Chief Financial Officer