Form 10-Q
period 2003-11-30
ALCIDE CORP
filed 2004-01-14
CIK 708484

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

or

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 30, 2003:  2,655,038, net of Treasury Stock.

ALCIDE CORPORATION

ALCIDE CORPORATION UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2003	May 31, 2003
Assets:

Current assets:
Cash and cash equivalents	$2,969,633	$2,286,641
Accounts receivable – trade, net	4,276,906	3,831,527
Inventory	1,923,595	2,097,097
Deferred and prepaid income taxes	372,502	243,413
Spare parts	1,042,552	884,226
Prepaid expenses and other current assets	332,795	468,863
Total current assets	10,917,983	9,811,767
Equipment and leasehold improvements:
SANOVA plant assets	17,753,908	17,037,502
Construction in progress	2,666,772	2,596,332
Office equipment	664,985	567,158
Laboratory, manufacturing equipment and vehicles	577,916	523,718
Leasehold improvements	77,089	73,483
Less: Accumulated depreciation and amortization	(11,392,199)	(9,790,948)
Total equipment and leasehold improvements, net	10,348,471	11,007,245
Goodwill	478,807	478,807
Other assets	70,885	70,885
Total Assets	$21,816,146	$21,368,704

Liabilities and Shareholders’ Equity:

Current liabilities:
Accounts payable	$742,961	$686,391
Accrued expenses	583,058	501,578
Income taxes payable	115,300	115,300
Total current liabilities	1,441,319	1,303,269
Deferred tax liability	731,351	565,287
Other long-term liabilities	—	8,140

Total Liabilities	2,172,670	1,876,696

Commitments and Contingencies

Redeemable Class “B” Preferred Stock - $.01 par value; authorized 10,000,000 shares; issued and outstanding:
November 30, 2003 – 60,663; May 31, 2003 – 63,675	159,239	167,145

Shareholders’ equity:
Class “A” Preferred Stock - no par value, authorized 1,000 shares; issued and outstanding November 30, 2003 – 138; May 31, 2003 - 138	18,636	18,636

Common Stock - $.01 par value; authorized 10,000,000 shares; issued:
November 30, 2003 – 3,040,997; May 31, 2003 – 3,040,597	30,410	30,406

Common treasury stock at cost
November 30, 2003 – 385,959; May 31, 2003 - 385,959	(7,260,041)	(7,260,041)

Additional paid-in capital	21,507,938	21,502,828
Retained earnings	5,187,294	5,033,034
Total Shareholders’ Equity	19,484,237	19,324,863

Total Liabilities and Shareholders’ Equity	$21,816,146	$21,368,704

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended November 30,		For the Six Months Ended November 30,
	2003	2002	2003	2002

Revenue:
Net sales	$5,942,174	$5,547,795	$10,830,499	$10,563,590

License revenue	287,143	230,757	595,414	260,154

Total revenue	6,229,317	5,778,552	11,425,913	10,823,744
Expenditures:
Cost of goods sold, exclusive of impairment charges	3,550,985	3,086,656	6,587,098	5,891,934

Impairment of SANOVA plant assets	328,870	53,301	337,816	53,301

Research and development expense	470,177	563,334	949,591	1,153,959

Consulting expense to related parties	15,000	15,000	30,000	30,000

Selling, general and administrative expense	1,785,128	1,390,203	3,313,040	2,925,577
Total expenditures	6,150,160	5,108,494	11,217,545	10,054,771

Operating income	79,157	670,058	208,368	768,973

Interest income	4,176	6,201	8,263	14,068

Interest expense	—	(16,805)	—	(37,853)

Other income	11,273	9,645	20,693	18,784

Income before provision for income taxes	94,606	669,099	237,324	763,972

Provision for income taxes	33,113	234,185	83,064	267,390

Net income	$61,493	$434,914	$154,260	$496,582

Basic earnings per common share	$.02	$.16	$.06	$.19

Diluted earnings per common share	$.02	$.16	$.06	$.19

Weighted average common stock and dilutive potential common shares outstanding:
Basic	2,654,805	2,656,167	2,654,721	2,656,094

Diluted	2,675,662	2,677,684	2,666,634	2,683,300

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class “A” Preferred Stock		Common Stock		Additional Paid-in Capital	Common Treasury Stock		Retained Earnings	Total Shareholders‘ Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance May 31, 2003	138	$18,636	3,040,597	$30,406	$21,502,828	(385,959)	$(7,260,041)	$5,033,034	$19,324,863

Net income								92,767	92,767

Balance August 31, 2003	138	$18,636	3,040,597	$30,406	$21,502,828	(385,959)	$(7,260,041)	$5,125,801	$19,417,630

Exercise of stock options			400	4	4,771				4,775

Tax benefit from exercise of stock options					339				339

Net income								61,493	61,493

Balance November 30, 2003	138	$18,636	3,040,997	$30,410	$21,507,938	(385,959)	$(7,260,041)	$5,187,294)	$19,484,237

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended November 30,
	2003	2002
Cash Flows from Operating Activities:
Net income	$154,260	$496,582
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	1,965,059	1,783,149
Asset impairment charges	337,816	53,301
Loss on disposal of assets	16,134	—
Tax benefit from exercise of stock options	339	—
Deferred income taxes	82,725	267,390
Decrease (increase) in assets:
Accounts receivable – trade, net	(445,379)	(1,291,738)
Inventory	173,502	(131,520)
Prepaid income taxes	(45,750)	205,000
Spare parts	(158,326)	(173,953)
Prepaid expenses and other current assets	136,068	194,288
Other assets	—	3,539
Increase (decrease) in liabilities:
Accounts payable	56,570	(282,340)
Accrued expenses	81,480	(236,137)
Other long-term liabilities	(8,140)	(26,346)
Net cash provided by operating activities	2,346,358	861,215

Cash Flows from Investing Activities:
Acquisition of equipment	(1,660,235)	(1,461,626)

Cash Flows from Financing Activities:
Redemption of Class “B” Preferred Stock	(7,906)	(12,469)
Exercise of stock options	4,775	5,755
Net cash used in financing activities	(3,131)	(6,714)

Net increase (decrease) in cash and cash equivalents	682,992	(607,125)
Cash and cash equivalents at beginning of period	2,286,641	2,847,581
Cash and cash equivalents at end of period	$2,969,633	$2,240,456
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$45,750	$—
Cash paid during the period for interest	$—	$37,853

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                     Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Alcide Corporation (the “Company”) for the three and six month periods ended November 30, 2003 and 2002 have been prepared in accordance with the instructions to Form 10-Q.  Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation.  Certain reclassifications have been made to prior year financial statements to conform to current year presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002

Net income, as reported	$61,493	$434,914	$154,260	$496,582

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	174,500	221,800	326,800	372,500

Pro forma net (loss) income	$(113,007)	$213,114	$(172,540)	$124,082

Earnings (loss) per share
Basic — as reported	$.02	$.16	$.06	$.19
Basic — pro forma	(.04)	.08	(.06)	.05

Diluted — as reported	.02	.16	.06	.19
Diluted — pro forma	(.04)	.08	(.06)	.05

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

2.                                       Accounts Receivable – Trade, Net consisted of the following:

	November 30, 2003	May 31, 2003
Domestic Distributors	$317,872	$372,837
International Distributors	1,417,525	1,402,504
SANOVA Customers	2,321,465	1,888,840
Other Receivables	220,044	167,346
Total Accounts Receivable –Trade, Net	$4,276,906	$3,831,527

The Company evaluates impairment of its trade receivables on a regular basis.  The allowance for doubtful accounts was $28,000 as of November 30, 2003 and May 31, 2003, respectively, which was estimated based on collection history and known events.

3.                                     Inventory consisted of the following:

	November 30, 2003	May 31, 2003
Raw Materials	$553,236	$692,480
Finished Products	486,159	484,426
SANOVA Inventory at Customer Sites	884,200	920,191
Total Inventory	$1,923,595	$2,097,097

4.                                     Commitments and Contingencies

As of November 30, 2003, the Company had contracts for future startups of four poultry and five red meat processing operations.  These systems are expected to be installed in the third quarter of fiscal 2004 at an approximate total cost of $1,160,000.  As of November 30, 2003, approximately $735,000 of the equipment required for these installations was on hand.

5.                                       Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares of the Company include the dilutive effect of outstanding stock options and warrants. For the three and six month periods ended November 30, 2003, potential common shares excluded because of their antidilutive effect were 255,993 and 269,697 shares respectively.  For the three and six month periods ended November 30, 2002, 267,392 and 247,892 shares were excluded, respectively.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002

Net income	$61,493	$434,914	$154,260	$496,582
Weighted average number of common shares outstanding	2,654,805	2,656,167	2,654,721	2,656,094

Basic earnings per share	$.02	$.16	$.06	$.19
Assuming exercise of options and warrants reduced by the number of shares which could have been purchased with the proceeds from exercise of such options and warrants	20,857	21,517	11,913	27,206
Weighted average common shares outstanding and dilutive potential common shares	2,675,662	2,677,684	2,666,634	2,683,300

Diluted earnings per share	$.02	$.16	$.06	$.19

6.                                       Orders for Future Delivery

At November 30, 2003 and 2002, the Company had orders for future delivery of $406,940 and $474,296, respectively.  The $406,940 orders for future delivery are scheduled for shipment during the period December 2003 through January 2004.  Data for both years excludes expected sales of SANOVA because contracts with SANOVA customers do not require placement of purchase orders for future delivery.

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

Segment net sales, gross margin, assets, fixed asset additions and depreciation expense are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Animal Health and Surface Disinfectants
License Revenue – U.S.	$287,143	$230,757	$595,414	$260,154
Net Sales - U.S.	973,799	667,137	1,498,794	1,505,420
Net Sales - International	1,186,186	1,337,586	2,021,885	2,160,712
Total Revenue	2,447,128	2,235,480	4,116,093	3,926,286
Gross Margin	1,471,414	1,345,178	2,516,256	2,258,616

Assets (at end of period)	3,483,528	3,571,146	3,483,528	3,571,146
Fixed Asset Additions	—	—	—	—
Depreciation Expense	1,344	1,344	2,688	2,688

SANOVA Food Antimicrobial Products
Net Sales - U.S.	3,782,189	3,543,072	7,309,820	6,897,458
Gross Margin, before impairment	1,206,918	1,346,718	2,322,559	2,673,194
Gross Margin, after impairment	878,048	1,293,417	1,984,743	2,619,893

Assets (at end of period)	14,302,385	15,478,942	14,302,385	15,478,942
Fixed Asset Additions	979,796	278,838	1,590,807	1,383,416
Depreciation Expense	964,674	890,849	1,899,609	1,723,938

Not Segment Related
Assets (at end of period)	4,030,233	3,045,294	4,030,233	3,045,294
Fixed Asset Additions	42,470	22,212	69,428	78,210
Depreciation Expense	32,523	29,096	62,762	56,523

Total
License Revenue	287,143	230,757	595,414	260,154
Net Sales	5,942,174	5,547,795	10,830,499	10,563,590
Total Revenue	6,229,317	5,778,552	11,425,913	10,823,744
Gross Margin	2,349,462	2,638,595	4,500,999	4,878,509

Assets (at end of period)	21,816,146	22,095,382	21,816,146	22,095,382
Fixed Asset Additions	1,022,266	301,050	1,660,235	1,461,626
Depreciation Expense	998,541	921,289	1,965,059	1,783,149

Assets assigned to the business segments include accounts receivable, inventories, fixed assets, spare parts and goodwill.  No single customer accounted for 10% or more of revenues.

PART I

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

The Company reports and controls its business through two business segments:

•      Animal Health and Surface Disinfectants.  This segment includes products sold to the dairy industry for prevention of mastitis infections in dairy cows under the trade names UDDERgold®  UDDERgold Plus®, UDDERgold Platinum®, UDDERgold 5-Star, 4XLA® and Pre-Gold®.  All of the Company’s Animal Health revenue is generated through sales to distributors who re-sell directly to dairy farmers and farm cooperatives.

This business segment also includes a line of sterilants and disinfectants under the trade names of Exspor® and LD® sold predominantly to the health care industry to reduce the potential for disease transmission via contaminated surfaces.

•      SANOVA Food Antimicrobial Products.  SANOVA is an antimicrobial solution sold to poultry and meat slaughter operations and food processing companies for control of food borne pathogens such as Salmonella, E-coli 015787, Listeria, and Campylobacter.  All SANOVA sales to date have been direct to the end customer/user.  Typically, the SANOVA components are delivered to the customer’s site in bulk concentrate form then, at the time of use, the components are automatically mixed, diluted and dispensed through a PLC controlled mixing apparatus supplied and owned by Alcide.

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

Risks and uncertainties that may affect the Company’s operating results and business performance include:  the Company’s ability to protect its patents and other proprietary rights; the volume and timing of product sales; pricing; market acceptance of its products; the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of the Company’s products; the ability to develop and maintain distribution and supply arrangements; the effect of the Company’s accounting policies; changes in tax, fiscal and governmental and regulatory policies; economic factors such as the worldwide economy, interest rates, currency rates and currency movements; changes in the capital markets affecting the Company’s ability to raise capital; the occurrence of litigation or claims; the loss or insolvency of a major customer, distributor or supplier; losses of or changes in executive management; the

Company’s ability to continue product introductions and technological innovations; and other uncertainties and risks reported from time to time in our reports filed with the Securities and Exchange Commission.  In addition, the Company notes that its stock price can be affected by fluctuations in quarterly earnings.  There can be no assurance that the Company’s earnings level will meet investors’ expectations.

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

Alcide’s SANOVA Food Antimicrobial products participate in a rapidly evolving marketplace which by its nature attracts innovation and competing technologies.  The Company’s SANOVA sales are based on performance, price and convenience.  Introduction of competitive products better meeting these customer needs can have a material impact on the Company’s ability to sell and expand the use of its SANOVA products.

The Company’s business model for its SANOVA business involves a capital investment ranging from $20,000 to $500,000 for each user plant site depending on the size of the operation.  The capital investments are depreciated over a five-year life while customer contracts range from one to four years.  If a substantial number of customers elect not to renew their contracts, non-productive assets would exist until new customers are found.

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

Critical Accounting Policies

•               Revenue Recognition

Revenue from sales of SANOVA is recognized based on the terms of the Company’s contracts with individual customers.  For customers using more than 15,000 gallons of SANOVA per month, Alcide provides bulk shipments of inventory to the customer and the customer is invoiced at month-end with revenue recognized based on the amount of product processed or gallons of SANOVA used.  All other customers are invoiced and revenue is recognized at the time SANOVA is shipped to their facilities.  Payment in either case is due fifteen to thirty days after billing.

Animal Health and Surface Disinfectant sales are recognized at the time of shipment to distributors or to end users.  The Company provides a limited warranty to its distributors which limits the Company’s obligation to replacement of defective product.  Such replacements have, for the past several years, been less than .1% of net sales.  The distributors have no contractual right to return unsold product.  Payment terms are generally sixty days for international distributors and thirty days for domestic distributors.

•               Depreciation and Book Value of SANOVA Plant Assets

Capital investments for SANOVA plant assets are depreciated over a five-year life, while customer contracts range from one year to four years.  As the SANOVA food antimicrobial business has been in existence for only five years, the Company has a limited, practical basis on which to assign depreciable life.  Management believes, however, based on five years experience in three plants, that well-maintained assets will be operational beyond five years and, further, that if customers decide not to renew their contracts major portions of the assets can be relocated to new customer sites.  As of November 30, 2003, plant assets from three installations have been successfully redeployed to new sites.  The cost to maintain the assets is charged to operations.

In the event that a SANOVA contract is terminated prior to the end of the asset’s five-year depreciable life, a portion of the cost related to placing the asset in operation would be expensed as “impairment costs.”

Commitments and Contingencies

Leases:  The Company leases certain property under non-cancelable operating leases that expire through July 2009.  Insurance, utilities and maintenance expenses are borne by the Company.  There are no contingent rentals or subleased rentals.

SANOVA Agreements:  The Company has signed contracts with poultry and beef processing plants for SANOVA systems to be installed in the third quarter of FY 2004 which will cost approximately $1,160,000.  As of November 30, 2003, $735,000 of the equipment required was on hand for these installations.

Employment Agreements:  One officer has a one year, automatically renewable, employment agreement which currently obligates the Company to a base salary of $287,929 per year.  Bonus compensation of 100% of base pay can be earned at the discretion of the Board of Directors.

Redeemable Class “B” Preferred Stock:  On September 30th of each year, the Company redeems a portion of its outstanding Series 2 Class “B” Preferred Stock.  The amount redeemed is equal to .7% of the Company’s prior year net income.  As the Company recorded net income of $1,129,610 in fiscal 2003, it redeemed 3,012 shares of Series 2 Stock on September 30, 2003 for $7,906.  This leaves a total of $159,239 of Class “B” Preferred Stock to be redeemed in subsequent fiscal years.  The amounts to be redeemed subsequent to September 2003 depend upon future net income and are not yet known.

The following table summarizes the above commitments:

	Less than 1 year	FY 2005	FY 2006	FY 2007	FY 2008	FY 2009
Operating Leases	$125,294	$135,544	$137,999	$140,946	$141,437	$23,573

SANOVA Agreements	425,000	—	—	—	—	—

Employment Agreements	287,929	—	—	—	—	—

Total Contractual Commitments	$838,223	$135,544	$137,999	$140,946	$141,437	$23,573

Financial Condition and Results of Operations

Management Overview

Earnings for the quarter and six month periods ended November 30, 2003 were adversely affected by two occurrences:

1.     The Company expensed $360,357 during the quarter and $402,480 during the six month periods ended November 30, 2003 to remove and write down the value of SANOVA assets idled during the economic downturn and subsequent consolidation that occurred within the poultry industry during the past 18 months.  During this period, one SANOVA customer switched to a lower-priced competitor’s product, three customers ceased using antimicrobials altogether for economic reasons and three customers closed their plants and consolidated operations primarily in other plants served by SANOVA.  The SANOVA assets from three of these sites have now been redeployed and are again revenue generating. Nonproductive assets were also removed from one red meat plant.  The initial cost to install and put these assets in service has been expensed as SANOVA plant asset impairment charges.  This expense has no cash flow impact.

2.     The Company incurred legal expenses of $312,667 for the quarter and $409,790 for the six month period ended November 30, 2003 related to its patent infringement lawsuit against Bio-Cide International.  The suit was settled through a negotiated agreement on October 2, 2003 and Bio-Cide has agreed not to market products to the red meat industry at less than pH 5.5 and to pay Alcide a royalty on Bio-Cide products sold to the red meat industry.  Bio-Cide also agreed to restrictions on products sold to other food processing industries.

There is no assurance that similar expenses will not occur in the future as the Company is certainly dependent on the economic vitality of the industries it serves and Alcide will aggressively defend its Intellectual Property against infringement.  However, Alcide has no patent infringement lawsuit activity ongoing or contemplated at present.  Further, the Company has modified its contracts to mitigate the impact of future economic downturns to the extent that most new agreements contain minimum payment provisions and/or require the customer to be responsible for installation costs.

Adjusted for these occurrences, both of the Company’s business segments are growing, profitable, cash positive and expanding their share of market.  In the SANOVA Food Safety business segment, Alcide continues to expand at the rate of one to two new operations per month.  Since the beginning of the year, the Company has started six new poultry operations and eight new red meat operations.  In addition, its Chilean distributor has started one new small poultry operation and one new produce operation.

The Animal Health and Surface Disinfectant business unit has been helped by improving U.S. milk prices and strong performance by the Company’s ancillary product lines.  In the second quarter, UDDERgold Platinum, the next generation UDDERgold product, was launched in Italy and the United Kingdom.  Also, UDDERgold Dry, a new product developed for use on dairy cows at dry-off, was launched in North America and Northern Europe.

Alcide’s net cash provided by operating activities was $2,346,358 for the half-year ended November 30, 2003 versus $861,215 for the equivalent six month period last year.  The Company has no debt and its cash and cash equivalents on November 30, 2003 were $2,969,633 an improvement of $682,992 since May 31, 2003.  The Company expects to fund its existing operations and growth with its current cash balance plus cash generated by operations.  If growth exceeds current expectations, it may be necessary to draw on the Company’s line of credit.

Net Sales

Net sales and license revenue totaling $6,229,317 for the quarter ended November 30, 2003, were 8% higher than the equivalent quarter last year.  Fiscal 2003 first half net sales and license revenue of $11,425,913 were 6% higher than first half sales in fiscal 2002.

Sales of SANOVA food antimicrobial to the food processing industries totaled $3,782,189 for the quarter ended November 30, 2003 an amount $239,117 or 7% higher than for the second fiscal quarter last year.  SANOVA sales during the six months ended November 30, 2003 were $7,309,820 an amount $412,362 or 6% higher than the first half last year.

The Company’s Animal Health and Surface Disinfectant revenues for the quarter ended November 30, 2003 were $2,447,128 including $287,143 in license revenue.  During the second quarter last fiscal year, Animal Health and Surface Disinfectant revenues were $2,235,480 including $230,757 in license revenue.  During the fiscal first half, the Company’s Animal Health and Surface Disinfectant revenues were $4,116,093 including

$595,414 in license revenue as compared to fiscal 2003 first half revenue of $3,926,286 which included $260,154 in license revenue.

Cost of Goods Sold, Exclusive of Impairment Charges

The cost of goods sold before SANOVA plant asset impairment charges was 57% of total revenue for the quarter and 58% of total revenue for the six month period ended November 30, 2003 as compared to 53% for the quarter and 54% for the corresponding six month period one year ago.

Cost of goods sold before impairment for the SANOVA business segment was 68% for the quarter ended November 30, 2003, as compared to 62% of net sales for the same period last year.  The six point increase in costs of goods as a percentage of sales was caused by three factors.  SANOVA raw material usage increased in four plants concurrent with a transition to post-chill dip operations. Secondly, the unabsorbed depreciation expense related to the under-utilization of equipment idled at five sites late in the first quarter of 2003 continued into the first quarter of 2004 and lastly, capital investments made to transition into post-chill operations added to the depreciation expense component of cost of goods.

Cost of goods before impairment during the six month period ended November 30, 2003 was 68% of sales as compared to 61% for the first half in fiscal 2003, for the reasons noted above.

Cost of goods sold for the Animal Health and Surface Disinfectant business unit segment was 45% of net sales (excluding license revenue) for both the quarter and six month period ended November 30, 2003 as compared to 44% of net sales for the quarter and 45% for the six month period last year.

Impairment of SANOVA Plant Assets

(See explanation at the top of page 14)

Research and Development Expense

Reflecting the conclusion of development activities related to the Company’s new Animal Health products and reduction in the scope of SANOVA process validation trials, research and development expenses for the quarter ended November 30, 2003 were $470,177 an amount $93,157 lower than for the equivalent period a year ago.  R&D expenses for the first half of fiscal 2004 were $949,591 or $204,368 lower than first half expenses in fiscal 2003.

Selling, General and Administrative Expense

Fiscal 2004 second quarter expenses of $1,785,128 were $394,925 higher than second quarter expenses in fiscal 2003.  First half expenses of $3,313,040 were $387,463 higher than for the first half last year.  The expense increases for both the quarter and first half were caused predominantly by the patent infringement lawsuit against Bio-Cide International ($312,667 for the quarter and $409,790 for the six month period).

Interest Income

Interest income was $4,176 for the quarter and $8,263 for the six month period ended November 30, 2003 versus $6,201 and $14,068 for the quarter and six month period last year.  The decrease was due to lower prevailing short-term interest rates.

Interest Expense

The Company incurred no interest expense for either the quarter or six month period ended November 30, 2003.

Outlook

•               Animal Health and Surface Disinfectant Products

The worldwide dairy herd is decreasing slightly as cows become more productive, partly through use of mastitis prevention products such as those marketed by Alcide.  In addition, the Company faces direct competition from products similar to its products, UDDERgold, UDDERgold Plus, UDDERgold 5-Star,

UDDERgold Platinum and 4XLA.  The Company’s strategy is to maintain a performance edge over competing products.  However, because the Company sells through distributors, both changes in the distribution network and the introduction of new products can cause the Company’s sales to shift from quarter to quarter as distributors increase or decrease their inventories of Alcide products.  On an ongoing basis, management believes that its distribution network, combined with Alcide’s evolving new product introductions, will enable the Company to maintain its share of market.  In the short-term, the recently improved pricing for milk products is a positive business factor for the Company’s premium priced products.  The recent “mad cow” incident could conceivably, negatively impact the dairy industry if the problem becomes widespread.  However, at this point the problem appears to be isolated to a few cows born several years ago.

•               SANOVA

Management expects that the size of the Company’s food antimicrobial business will continue to expand. The poultry industry has continued to recover from last year’s economic downturn and as a result Alcide has been able to redeploy SANOVA systems from three of the idled sites to new customer operations. During the six months ended November 30, 2003, the Company started four new poultry operations and five new red meat operations.  Subsequent to November 30, 2003, two new poultry operations and one new red meat operation have been added.  Contracts are in-hand to start four additional new operations within the next two months.  Management expects to contract and start one to two new SANOVA operations per month during the current fiscal year.

Management does not believe that the recent mad cow incident will have a lasting negative impact on development of the Company’s SANOVA business.  The prompt USDA and industry reaction to the incident appears to be mitigating potential damage to the industry and the industry reports that thus far, there has been very little impact on U.S. red meat demand although a number of countries to which U.S. beef is exported have temporarily closed their borders to U.S. beef.  It is management’s belief that if there were a decreased demand for red meat, there would be a corresponding increase in demand for poultry products, a sector in which SANOVA enjoys stronger market share as an antimicrobial intervention.

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

PART II

OTHER INFORMATION

ITEM 4.                  Submission of Matters to a Vote of Security Holders

Shareholders voted on three proposals at the Annual Meeting of stockholders on October 21, 2003 as described in the Company’s proxy statement.

1.              Votes for election of Directors of the Corporation for the ensuing year were as follows:

	FOR	WITHHELD AUTHORITY

Thomas L. Kempner	2,022,041	336,516
Charles A. Baker	2,209,649	148,908
Joseph A. Sasenick	2,032,351	424,576
William G. Spears	2,163,858	194,699

2.              Votes for the ratification of the Board’s selection of KPMG LLP as independent auditors of the Company for the fiscal year ended May 31, 2004.

FOR	AGAINST	ABSTAIN

2,315,007	22,865	67,157

3.              The Baxter proposal on executive compensation for which 488,161 shares were cast in favor, representing approximately 20% of the shares present in person or by Proxy at the meeting.  Since this is not a majority of the shares represented and entitled to vote on this matter, the proposal was not approved.

FOR	AGAINST	ABSTAIN	NOT VOTED

488,161	1,194,355	69,645	652,868

ITEM 6.                  Exhibits and Reports on Form 8-K

a)   Exhibits:

31.1         Certification of Periodic Report by Chairman and Chief Executive Officer of Corporation.

31.2         Certification of Periodic report by President and Chief Financial Officer of Alcide Corporation.

32.1         Certification pursuant to 18 U.S.C. Section 1350.

b)   Reports on Form 8-K:

Report on Form 8-K dated October 15, 2003 reporting results of operations for the quarter ended August 31, 2003.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCIDE CORPORATION
The Registrant

Date: January 13, 2004	By /s/ John P. Richards
John P. Richards
President
Chief Financial Officer