Form 10-Q
period 2004-02-29
ALCIDE CORP
filed 2004-04-12
CIK 708484

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

or

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

YES         ☐            NO          ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 29, 2004:  2,697,396, net of Treasury Stock.

ALCIDE CORPORATION

ALCIDE CORPORATION UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2004	May 31, 2003
Assets:

Current assets:
Cash and cash equivalents	$4,567,517	$2,286,641
Accounts receivable – trade, net	3,612,352	3,831,527
Inventory	1,863,547	2,097,097
Deferred and prepaid income taxes	163,126	243,413
Spare parts	1,119,037	884,226
Prepaid expenses and other current assets	465,408	468,863
Total current assets	11,790,987	9,811,767
Equipment and leasehold improvements:
SANOVA plant assets	18,026,583	17,037,502
Construction in progress	2,906,229	2,596,332
Office equipment	681,713	567,158
Laboratory, manufacturing equipment and vehicles	577,916	523,718
Leasehold improvements	90,463	73,483
Less: Accumulated depreciation and amortization	(12,304,215)	(9,790,948)
Total equipment and leasehold improvements, net	9,978,689	11,007,245

Goodwill	478,807	478,807
Other assets	70,885	70,885
Total Assets	$22,319,368	$21,368,704

Liabilities and Shareholders’ Equity:

Current liabilities:
Accounts payable	$914,213	$686,391
Accrued expenses	412,911	501,578
Income taxes payable	2,325	115,300
Total current liabilities	1,329,449	1,303,269
Deferred tax liability	596,817	565,287
Other long-term liabilities	—	8,140

Total Liabilities	1,926,266	1,876,696

Commitments and Contingencies

Redeemable Class “B” Preferred Stock - $.01 par value; authorized 10,000,000 shares; issued and outstanding: February 29, 2004 – 60,663; May 31, 2003 – 63,675	159,239	167,145

Shareholders’ equity:
Class “A” Preferred Stock - no par value, authorized 1,000 shares; issued and outstanding February 29, 2004 – 138; May 31, 2003 - 138	18,636	18,636

Common Stock - $.01 par value; authorized 10,000,000 shares; issued: February 29, 2004 – 3,083,355; May 31, 2003 – 3,040,597	30,833	30,406

Common treasury stock at cost February 29, 2004 – 385,959;May 31, 2003 - 385,959	(7,260,041)	(7,260,041)

Additional paid-in capital	22,049,051	21,502,828
Retained earnings	5,395,384	5,033,034
Total Shareholders’ Equity	20,233,863	19,324,863

Total Liabilities and Shareholders’ Equity	$22,319,368	$21,368,704

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended February 29 and 28,		For the Nine Months Ended February 29 and 28,
	2004	2003	2004	2003

Revenue:
Net sales	$5,521,818	$5,172,872	$16,352,317	$15,736,462

License revenue	321,974	330,722	917,387	590,876

Total revenue	5,843,792	5,503,594	17,269,704	16,327,338

Expenditures:
Cost of goods sold, exclusive ofimpairment charges	3,432,322	3,098,205	10,019,419	8,990,139

Impairment of SANOVA plant assets	—	8,460	337,816	61,761

Research and development expense	550,180	520,678	1,499,771	1,674,636

Consulting expense to related parties	15,000	15,000	45,000	45,000

Selling, general and administrative expense	1,542,210	1,430,379	4,855,250	4,355,957
Total expenditures	5,539,712	5,072,722	16,757,256	15,127,493

Operating income	304,080	430,872	512,448	1,199,845

Interest income	5,772	5,945	14,036	20,013

Interest expense	—	(15,219)	—	(53,072)

Other income	10,285	8,862	30,977	27,646

Income before provision for income taxes	320,137	430,460	557,461	1,194,432

Provision for income taxes	112,047	150,661	195,111	418,051

Net income	$208,090	$279,799	$362,350	$776,381

Basic earnings per common share	$.08	$.11	$.14	$.29

Diluted earnings per common share	$.08	$.10	$.14	$.29

Weighted average common stock and dilutive potential common shares outstanding:
Basic	2,689,704	2,659,910	2,666,339	2,657,352
Diluted	2,712,728	2,682,765	2,680,147	2,681,962

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional				Total
	Class “A” Preferred Stock		Common Stock		Paid-in	Common Treasury Stock		Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Earnings	Equity
Balance May 31, 2003	138	$18,636	3,040,597	$30,406	$21,502,828	(385,959)	$(7,260,041)	$5,033,034	$19,324,863

Net income								92,767	92,767

Balance August 31, 2003	138	$18,636	3,040,597	$30,406	$21,502,828	(385,959)	$(7,260,041)	$5,125,801	$19,417,630

Exercise of stock options			400	4	4,771				4,775

Tax benefit from exercise of stock options					339				339

Net income								61,493	61,493

Balance November 30, 2003	138	$18,636	3,040,997	$30,410	$21,507,938	(385,959)	$(7,260,041)	$5,187,294	$19,484,237

Exercise of stock options			21,693	217	234,531				234,748

Stock issued to employee stock ownership plan			20,665	206	303,569				303,775

Tax benefit from exercise of stock options					3,013				3,013

Net income								208,090	208,090

Balance February 29, 2004	138	$18,636	3,083,355	$30,833	$22,049,051	(385,959)	$(7,260,041)	$5,395,384	$20,233,863

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended February 29 and 28,
	2004	2003
Cash Flows from Operating Activities:
Net income	$362,350	$776,381
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	2,877,855	2,718,253

Asset impairment charges	337,816	61,761

Loss on disposal of assets	16,911	—

Tax benefit from exercise of stock options	3,352	9,392

Deferred income taxes	49,678	418,659

Common stock issued to employee stock ownership plan	303,775	53,906

Decrease (increase) in assets:
Accounts receivable – trade, net	219,175	(1,006,450)
Inventory	233,550	(191,847)
Prepaid income taxes	62,139	195,000
Spare parts	(234,811)	(186,188)
Prepaid expenses and other current assets	3,455	88,852
Other assets	—	3,539

Increase (decrease) in liabilities:
Accounts payable	227,822	66,560
Accrued expenses	(88,667)	(241,398)
Income taxes payable	(112,975)	—
Other long-term liabilities	(8,140)	(26,346)
Net cash provided by operating activities	4,253,285	2,740,074

Cash Flows from Investing Activities:
Acquisition of equipment	(2,204,026)	(1,904,794)

Cash Flows from Financing Activities:
Redemption of Class “B” Preferred Stock	(7,906)	(12,469)
Exercise of stock options	239,523	53,205
Net cash provided by financing activities	231,617	40,736

Net increase in cash and cash equivalents	2,280,876	876,016
Cash and cash equivalents at beginning of period	2,286,641	2,847,581
Cash and cash equivalents at end of period	$4,567,517	$3,723,597

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for income taxes	$183,366	$10,000
Cash paid during the period for interest	$—	$53,072

See notes to Unaudited Condensed Consolidated Financial Statements.

ALCIDE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                     Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Alcide Corporation (the “Company”) for the three and nine month periods ended February 29, 2004 and February 28, 2003 have been prepared in accordance with the instructions to Form 10-Q.  Certain information and disclosures normally included in notes to financial statements have been condensed or omitted according to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation.  Certain reclassifications have been made to prior year financial statements to conform to current year presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2004	2003	2004	2003

Net income, as reported	$208,090	$279,799	$362,350	$776,381

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	112,800	121,700	348,300	363,800

Pro forma net income	$95,290	$158,099	$14,050	$412,581

Earnings per share
Basic — as reported	$.08	$.11	$.14	$.29
Basic — pro forma	.04	.06	.01	.16

Diluted — as reported	.08	.10	.14	.29
Diluted — pro forma	.04	.06	.01	.15

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

2.            Accounts Receivable — Trade, Net consisted of the following:

	February 29, 2004	May 31, 2003
Domestic Distributors	$308,803	$372,837
International Distributors	1,100,538	1,402,504
SANOVA Customers	2,109,031	1,888,840
Other Receivables	93,980	167,346
Total Accounts Receivable – Trade, Net	$3,612,352	$3,831,527

The Company evaluates impairment of its trade receivables on a regular basis.  The allowance for doubtful accounts was $28,000 as of February 29, 2004 and May 31, 2003, respectively, which was estimated based on collection history and known events.

3.                                     Inventory consisted of the following:

	February 29, 2004	May 31, 2003
Raw Materials	$510,894	$692,480
Finished Products	540,224	484,426
SANOVA Inventory at Customer Sites	812,429	920,191
Total Inventory	$1,863,547	$2,097,097

4.                                     Commitments and Contingencies

As of February 29, 2004, the Company had contracts for future startups of three poultry and eight red meat processing operations.  These systems are expected to be installed in the fourth quarter of fiscal 2004 and first quarter of fiscal 2005 at an approximate total cost of $1,220,000.  As of February 29, 2004, approximately $840,000 of the equipment required for these installations was on hand.  Subsequent to the end of the quarter, contracts were signed for one poultry plant and thirteen red meat plants.  The cost for these systems is expected to be about $1,800,000.  Approximately $400,000 of the equipment required for these installations had been purchased as of February 29, 2004.

5.               Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and potential common shares outstanding during the period. Potential common shares of the Company include the dilutive effect of outstanding stock options and warrants. For the three and nine month periods ended February 29, 2004, potential common shares excluded because of their antidilutive effect were 239,326 and 246,727 shares respectively.  For the three and nine month periods ended February 28, 2003, 260,392 and 242,892 shares were excluded, respectively.

Basic and diluted earnings per share were calculated as follows:

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2004	2003	2004	2003

Net income	$208,090	$279,799	$362,350	$776,381
Weighted average number of common shares outstanding	2,689,704	2,659,910	2,666,339	2,657,352

Basic earnings per share	$.08	$.11	$.14	$.29
Assuming exercise of options and warrants reduced by the number of shares which could have been purchased with the proceeds from exercise of such options and warrants	23,024	22,855	13,808	24,610
Weighted average common shares outstanding and dilutive potential common shares	2,712,728	2,682,765	2,680,147	2,681,962

Diluted earnings per share	$.08	$.10	$.14	$.29

6.               Orders for Future Delivery

At February 29, 2004 and February 28, 2003, the Company had orders for future delivery of $263,087 and $430,918, respectively.  The $263,087 orders for future delivery are scheduled for shipment in March 2004.  Data for both years excludes expected sales of SANOVA because contracts with SANOVA customers do not require placement of purchase orders for future delivery.

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

Segment net sales, gross margin, assets, fixed asset additions and depreciation expense are as follows:

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,

	2004	2003	2004	2003
Animal Health and Surface Disinfectants
License Revenue – U.S.	$321,974	$330,722	$917,387	$590,876
Net Sales - U.S.	768,440	878,954	2,267,233	2,384,374
Net Sales - International	1,030,101	1,070,183	3,051,987	3,230,895
Total Revenue	2,120,515	2,279,859	6,236,607	6,206,145
Gross Margin	1,256,354	1,395,902	3,772,610	3,654,518

Assets (at end of period)	3,043,113	3,359,538	3,043,113	3,359,538
Fixed Asset Additions	—	—	—	—
Depreciation Expense	1,344	1,344	4,032	4,032

SANOVA Food Antimicrobial Products
Net Sales - U.S.	3,723,277	3,223,735	11,033,097	10,121,193
Gross Margin, before impairment	1,155,116	1,009,487	3,477,675	3,682,681
Gross Margin, after impairment	1,155,116	1,001,027	3,139,859	3,620,920

Assets (at end of period)	13,742,632	14,996,925	13,742,632	14,996,925
Fixed Asset Additions	536,514	438,700	2,127,321	1,822,116
Depreciation Expense	879,103	903,852	2,778,712	2,627,790

Not Segment Related
Assets (at end of period)	5,533,623	4,678,765	5,533,623	4,678,765
Fixed Asset Additions	7,277	4,468	76,705	82,678
Depreciation Expense	32,349	29,908	95,111	86,431

Total
License Revenue	321,974	330,722	917,387	590,876
Net Sales	5,521,818	5,172,872	16,352,317	15,736,462
Total Revenue	5,843,792	5,503,594	17,269,704	16,327,338
Gross Margin	2,411,470	2,396,929	6,912,469	7,275,438

Assets (at end of period)	22,319,368	23,035,228	22,319,368	23,035,228
Fixed Asset Additions	543,791	443,168	2,204,026	1,904,794
Depreciation Expense	912,796	935,104	2,877,855	2,718,253

Assets assigned to the business segments include accounts receivable, inventories, fixed assets, spare parts and goodwill.  No single customer accounted for 10% or more of revenues.

8.             Subsequent Events

On March 11, 2004, Alcide entered into an Agreement and Plan of Merger with Ecolab Inc., which was approved by Alcide’s board of directors.  Under the terms of the agreement, a wholly-owned subsidiary of Ecolab will merge with and into Alcide, and Alcide will survive as a wholly-owned subsidiary of Ecolab.  Each stockholder of Alcide will receive $21.00 per share of Alcide common stock, to be in shares of Ecolab common stock based on the average of Ecolab’s closing stock price for a ten-day period ending on the fifth day prior to the effective date of the merger.  Holders of outstanding options to purchase Alcide common stock that have an exercise price equal to or greater than $21.00 per share will receive a cash payment of such options equal to $21.00, subject in certain instances to the consent of such option holders.  Ecolab agreed to assume options held by certain holders of outstanding options who do not consent to receive a cash payment of $21.00 per share.  Certain stockholders of Alcide who hold in the aggregate approximately 22.4% of the outstanding stock of Alcide have entered into voting agreements with Ecolab which provide that they will vote their shares in favor of the acquisition.  The transaction is anticipated to be a tax-free reorganization for income tax purposes.  The consummation of the merger is subject to the approval of Alcide’s stockholders and other customary closing conditions.

On March 15, 2004, a complaint was filed against Alcide and its Directors in the King County Superior Court of the State of Washington.  The complaint which purports to be brought as a class action alleges that Alcide’s Directors breached their fiduciary duties in connection with their approval of the Ecolab Merger Agreement and seeks to enjoin the transaction.  The Company believes that the actions of the Company and the Board were appropriate.

PART  I

ITEM 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Alcide Corporation (the “Company” or “Alcide”) is a Delaware Corporation organized in 1983 which has its executive offices and research laboratories at 8561 154th Avenue N.E., Redmond, Washington 98052.

Alcide is engaged in research, development and commercialization of unique chemical compounds having intense microbiocidal activity.  The Company holds substantial worldwide rights to its discoveries through various patents, patent applications, trademarks and other intellectual property, technology and know-how.

The Company reports and controls its business through two business segments:

•                  Animal Health and Surface Disinfectants.   This segment includes products sold to the dairy industry for prevention of mastitis infections in dairy cows under the trade names UDDERgold®  UDDERgold Plus®, UDDERgold Platinum®, UDDERgold 5-Star, 4XLA® and Pre-Gold®.  All of the Company’s Animal Health revenue is generated through sales to distributors and license revenue from one distributor.  These distributors re-sell directly to dairy farmers and farm cooperatives.

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

Sentences or phrases that use words such as “believes”, “anticipates”, “hopes”, “plans”, “may”, “can”, “will”, “expects” and others are often used to flag such forward looking statements, but their absence does not necessarily mean a statement is not forward looking.  Forward looking statements reflect management’s current opinion and are designed to help readers understand management’s thinking.  By their very nature, however, such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expected or projected.  Readers are cautioned not to place undo reliance on these forward looking statements which speak only as of the date hereof.  The Company undertakes no obligation to release publicly any revisions to these forward looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The March 11, 2004 announcement of the proposed transaction with Ecolab could have an adverse effect on the revenue of the Company in the near-term if customers delay, defer or cancel purchases pending consummation of the planned transaction due to potential uncertainty about the direction of the combined company’s product offerings and its support and service of existing products.  To the extent that the Company’s announcement of the transaction creates uncertainty among customers such that one or more large customers, or a significant group of small customers, delays purchase decisions pending consummation of the planned transaction or cancels existing agreements, the results of operations of the Company could be negatively affected.  Decreased revenue could have a variety of adverse effects, including negative consequences to the Company’s relationships with, and ongoing obligations to, customers, suppliers and others with whom the Company has business relationships.  In addition, any resulting negative impact on the Company’s quarterly operating results and revenue could cause a decline in the stock price of the Company.

If the planned merger with Ecolab is not completed, the Company could suffer a number of consequences that may adversely affect the Company’s business, results of operations and stock price, including the following:

•                  Alcide would not realize the benefits we expect from becoming part of a combined company with Ecolab, including the potentially enhanced financial and operational position;

•                  activities relating to the merger and related uncertainties may divert management’s attention from the Company’s day-to-day business and cause disruptions among the Company’s employees and to its relationships with customers and business partners, thus detracting from the Company’s ability to increase revenue and minimize costs and possibly leading to a loss of revenue and market position that the Company may not be able to regain if the transaction does not occur;

•                  the market price of the Company’s common stock could decline following an announcement that the merger has been abandoned, to the extent that the current market price reflects a market assumption that the merger will be completed;

•                  Alcide could be required to pay Ecolab a $2.5 million termination fee if the merger agreement is terminated under certain specified conditions;

•                  Alcide would remain liable for certain costs related to the transaction, such as legal, accounting, financial advisor and financial printing fees; and

•                  Alcide may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

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

Within the Animal Health and Surface Disinfectant business segment, all of the Company’s Animal Health products are sold through distributors having exclusive or semi-exclusive rights to specified geographical territories.  The loss of a distributor can have a material effect on the Company’s sales, particularly, in the short-term until a replacement is found, contracted and trained in the sale of the Company’s products.  Further, the Company faces well established competition in each of the markets where its Animal Health products are sold. Such competition, particularly competition claiming equivalence to the Company’s products, can limit the sales potential for Alcide’s products.

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

The Company’s business model for its SANOVA business involves a capital investment ranging from $20,000 to $500,000 for each user plant site (depending on the size of the operation to mix, dilute and distribute SANOVA).  The capital investments are depreciated over a five-year life while customer contracts range from one to four years.  If a substantial number of customers elect not to renew their contracts, non-productive assets would exist until new customers are found.

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

•                                                Depreciation and Book Value of SANOVA Plant Assets

Capital investments for SANOVA plant assets are depreciated over a five-year life, while customer contracts range from one year to four years.  As the SANOVA food antimicrobial business has been in existence for just over five years, the Company has a limited, practical basis on which to assign depreciable life.  Management believes, however, based on five years experience in three plants, that well-maintained assets will be operational beyond five years and, further, that if customers decide not to renew their contracts major portions of the assets can be relocated to new customer sites.  As of February 29, 2004, plant assets from four installations have been redeployed to new sites. The cost to maintain the assets is charged to operations.

Commitments and Contingencies

Leases:  The Company leases certain property under non-cancelable operating leases that expire through July 2009.  Insurance, utilities and maintenance expenses are borne by the Company.  There are no contingent rentals or subleased rentals.

SANOVA Agreements:  The Company has signed contracts with poultry and beef processing plants for SANOVA systems to be installed in the fourth quarter of FY 2004 and first quarter of 2005 which will cost approximately $3.0 million.  As of February 29, 2004, $1.2 million of the equipment required was on hand for these installations.

Employment Agreements:  One officer has a one year, automatically renewable, employment agreement which currently obligates the Company to a base salary of $287,929 per year.  Bonus compensation of 100% of base pay can be earned at the discretion of the Board of Directors.

Preferred Stock:  On September 30th of each year, the Company redeems a portion of its outstanding Series 2 Class “B” Preferred Stock.  The amount redeemed is equal to .7% of the Company’s prior year net income.  As the Company recorded net income of $1,129,610 in fiscal 2003, it redeemed 3,012 shares of Series 2 Stock on September 30, 2003 for $7,906.  This leaves a total of $159,239 of Class “B” Preferred Stock to be redeemed.  The Company also has a Class “A” Preferred Stock having a value of $18,636.  The provisions of the Class “A” Preferred allow the Company to redeem the stock at its face value.  The Ecolab Merger Agreement requires the Company to redeem all of the outstanding Class “A” and Class “B” Preferred stock and, therefore, the amounts to be redeemed are $177,875.

The following table summarizes the above commitments:

	Less than 1 year	FY 2005	FY 2006	FY 2007	FY 2008	FY 2009

Operating Leases	$62,647	$135,544	$137,999	$140,946	$141,437	$23,573

SANOVA Agreements	1,100,000	700,000	—	—	—	—

Preferred Stock Redemption	177,875	—	—	—	—	—

Employment Agreements	287,929	—	—	—	—	—

Total Contractual Commitments	$1,628,451	$835,544	$137,999	$140,946	$141,437	$23,573

Financial Condition and Results of Operations

Management Overview

On March 11, 2004, Alcide announced an agreement to be acquired by Ecolab Inc. (“Ecolab”) in a merger transaction.  The proposed transaction is anticipated to close late in the fourth quarter of fiscal 2004 or in the first quarter of fiscal 2005.  The announcement of the transaction and actions taken by the Company in preparing for the submission of the transaction to the stockholders and in planning for the integration with Ecolab may impact the results of operations and liquidity of the Company in future periods.  For more information on the proposed merger see “Other Information” on page 19 and for more information on the risks associated with the merger agreement see “Risks and Uncertainties” above.  A proxy statement/prospectus will be filed with the Securities and Exchange Commission in connection with the proposed merger.  The proxy statement/prospectus will be mailed to all holders of our stock and will contain important information about Alcide, Ecolab and the proposed transaction, risks relating to the transaction and the combined company, and related matters.  The Company urges all of its stockholders to read the proxy statement/prospectus when it becomes available.

The economic conditions in the meat and poultry processing industries have stabilized.  Within the poultry industry, processors and the Department of Agriculture have successfully met the challenges posed by the recent Avian Influenza outbreak to a far greater degree than international competitors in China, the Netherlands and Thailand.  This coupled with an increase in the export quota to Russia have led to improved product pricing for U.S. poultry processors.  Alcide expects to add three major new poultry customers during the fiscal fourth quarter.

The beef processing industry has also reacted appropriately to the recent “mad cow” scare and economic conditions within the industry appeared to have stabilized.  During the fourth quarter of fiscal 2004, the Company expects to start SANOVA application in ten to fifteen beef operations.

The Animal Health and Surface Disinfectant business unit has been helped by improving U.S. milk prices however, sales of the Company’s ancillary product lines were down for the quarter because of an inventory build up in the second quarter.  In the second quarter, UDDERgold Platinum, the next generation UDDERgold product, was launched in the Netherlands as we continue the strategy of replacing global UDDERgold sales with UDDERgold Platinum.

Alcide’s net cash provided by operating activities was $4,253,285 for the nine month period ended February 29, 2004 versus $2,740,074 for the equivalent nine month period last year.  The Company has no debt and its cash and cash equivalents on February 29, 2003, were $4,567,517 an improvement of $2,280,876 since May 31, 2003.  The Company expects to fund its existing operations and growth with its current cash balance plus cash generated by operations.  If growth exceeds current expectations, it may be necessary to draw on the Company’s line of credit.

Net Sales

Net sales and license revenue totaling $5,843,792 for the quarter ended February 29, 2004, were 6% higher than the equivalent quarter last year.  Fiscal 2004 nine month net sales and license revenue of $17,269,704 were 6% higher than nine month sales in fiscal 2003.

Sales of SANOVA food antimicrobial to the food processing industries totaled $3,723,277 for the quarter ended February 29, 2004, an amount $499,542, or 15% higher than for the third fiscal quarter last year.  SANOVA sales during the nine months ended February 29, 2004, were $11,033,097 an amount $911,904, or 9% higher than the nine months last year.

The Company’s Animal Health and Surface Disinfectant revenues for the quarter ended February 29, 2004 were $2,120,515 including $321,974 in license revenue.  During the third quarter last fiscal year, Animal Health and Surface Disinfectant revenues were $2,279,859 including $330,722 in license revenue.  During the fiscal nine months, the Company’s Animal Health and Surface Disinfectant revenues were $6,236,607 including $917,387 in license revenue as compared to fiscal 2003 nine month revenue of $6,206,145 which included $590,876 in license revenue.

Cost of Goods Sold, Exclusive of Impairment Charges

The cost of goods sold before SANOVA plant asset impairment charges was 59% of total revenue for the quarter and 58% of total revenue for the nine month period ended February 29, 2004 as compared to 56% for the quarter and 55% for the corresponding nine month period one year ago.

SANOVA business segment cost of goods sold were 69% of SANOVA sales for the quarter ended February 29, 2004, as well as for the equivalent quarter last year.

Cost of goods sold before plant asset impairment charges for the SANOVA business segment was 68% for the nine month period ended February 29, 2004, as compared to 64% of net sales for the same period last year.  The four point increase in cost of goods as a percentage of sales was caused by three factors.  SANOVA raw material usage increased in six plants as a result of a transition to post-chill dip operations.  Secondly, the unabsorbed depreciation expense related to underutilization of equipment idled in the first quarter of 2003 continued through fiscal 2004 and lastly, capital investments made to transition to post-chill operations added to the depreciation expense component of cost of goods.

Cost of goods sold for the Animal Health and Surface Disinfectant business unit segment was 48% of net sales (excluding license revenue) for the quarter and 46% for the nine month period ended February 29, 2004 as compared to 45% of net sales for the quarter and the nine month period last year.  The increase was caused primarily by product mix favoring growth in the lower margin ancillary product lines.

Research and Development Expense

Expenditures for the quarter ended February 29, 2004 were $550,180 an amount 6% higher than for the equivalent period last year.  The increase reflects primarily the timing of expenditures as nine month R&D expenses of $1,499,771 were $174,865 or 10% lower than for the first nine months of fiscal 2003 reflecting the conclusion of development activities related to the Company’s new animal health products and reduction in the scope of SANOVA process validation trials.

Selling, General and Administrative Expense

Fiscal 2004 third quarter expenses of $1,542,210 were $111,831 higher than third quarter expenses in fiscal 2003.  Nine month expenses of $4,855,250 were $499,293 higher than for the first nine months last year. The expense increase was caused predominantly by the patent infringement lawsuit against Bio-Cide International ($416,579 for the nine month period).

In connection with the proposed acquisition of Alcide by Ecolab, Alcide incurred significant legal and financial advisor expenses, $250,000 of which was reimbursed by Ecolab on March 16, 2004 pursuant to the terms of the merger agreement.  The Company expects general administrative costs to increase in the coming period as a result of expenses incurred in connection with the proposed acquisition of the Company by Ecolab, regardless of consummation of the transaction, which expenses will be offset in part by Ecolab’s agreement to reimburse the Company, subject to certain limitations, for certain of these expenses.  In addition, if the merger agreement with Ecolab is terminated by Ecolab because its stock price for the ten-day period ending on the fifth day prior to the effective date of the merger is less than $21.00 per share, Alcide will be entitled to receive reimbursement for certain expenses Alcide incurs in connection with the transaction.

Interest Income

Interest income was $5,772 for the quarter and $14,036 for the nine month period ended February 29, 2004 versus $5,945 and $20,012 for the quarter and nine month period last year.  The decrease was due to lower prevailing short-term interest rates.

Interest Expense

The Company incurred no interest expense for either the quarter or nine month period ended February 29, 2004.

Outlook

•                                          Animal Health and Surface Disinfectant Products

The worldwide dairy herd continues to decline but milk supplies continue to grow as a result of the implementation of modern dairy farming practices including the use of superior teat dip products like those sold by the Company.  This increase in supply has caused milk prices in key European markets to decline over the past several years putting pressure on the profitability of dairy farms in those markets.  Recently the global trend of lower milk prices has reversed in the U.S. for a number of reasons including a reduction in the use of Somatatropin, a hormone used to enhance milk production.  The Company faces increased direct competition from products similar to its products, UDDERgold, UDDERgold Platinum, UDDERgold 5-Star and 4XLA.  The Company’s strategy is to maintain a performance edge over competing products. However, with increasing regulatory demands on animal health products in key global markets the time required to introduce enhanced products is longer than the Company anticipated.  Because Alcide sells through distributors, both changes in the distribution network and the introduction of new products can cause the Company’s sales to shift from quarter to quarter as distributors increase or decrease their inventories of Alcide products.  On an ongoing basis, management believes that its distribution network, combined with Alcide’s evolving new product introductions, will enable the Company to maintain its share of market.  In the short-term, the recently improved pricing for milk products is a positive business factor for the Company’s premium priced products in the U.S. marketplace.  The recent “mad cow” incident has not had a major negative impact on the U.S. dairy industry but new regulations implemented by USDA have been projected to negatively impact dairy profitability in the short run.

•                                          SANOVA

Management expects that the size of the Company’s food antimicrobial business will continue to expand. The poultry industry has continued to recover from last year’s economic downturn and as a result Alcide has been able to redeploy SANOVA systems from four of the idled sites to new customer operations. During the nine months ended February 29, 2004, the Company started four new poultry operations and seven new red meat operations.  Subsequent to February 29, 2004, one new poultry operations and six new red meat operations have been added.  Contracts are in-hand to start eighteen additional new operations within the next two quarters.

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings

On March 8, 2004, Alcide Corporation and Bio-Cide International Inc., through their attorneys, confirmed that the Memorandum of Understanding signed by both parties on October 2, 2003 is the final agreement of the parties with regard to settlement of the lawsuit between Alcide and Bio-Cide.

On March 15, 2004, a complaint was filed against Alcide and its Directors in the King County Superior Court of the State of Washington.  The complaint which purports to be brought as a class action alleges that Alcide’s Directors breached their fiduciary duties in connection with their approval of the Ecolab Merger Agreement and seeks to enjoin the transaction.  The Company believes that the actions of the Company and the Board were appropriate.

ITEM 5. Other Information

On March 11, 2004, Alcide issued a press release announcing the execution of an Agreement and Plan of Merger, dated as of March 11, 2004 (the “Merger Agreement”), by and among Ecolab, Bessy Acquisition Inc., a Delaware corporation and wholly-owned subsidiary of Ecolab (“Merger Sub”), and Alcide.  In accordance with the Merger Agreement, Merger Sub will merge with and into Alcide, and Alcide will survive as a wholly-owned subsidiary of Ecolab.  In the transaction, each stockholder of Alcide will receive $21.00 per share of Alcide common stock, to be paid in shares of Ecolab common stock based on the average of Ecolab’s closing stock price for a ten-day period ending on the fifth day prior to the effective date of the merger.

The consummation of the merger is subject to the approval of the stockholders of Alcide and other customary closing conditions.  The merger is intended to be a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended and is expected to be treated as a purchase for financial accounting purposes, in accordance with generally accepted accounting principles.

In connection with the Merger Agreement, certain stockholders of Alcide, including executive officers and directors of Alcide and certain of their affiliates, entered into voting agreements with Ecolab in which, among other things, each such stockholder agreed, until the earlier of the consummation of the merger or the termination of the Merger Agreement, to vote shares of Alcide common stock in (i) favor of the adoption of the Merger Agreement and approval of the merger and (ii) against the approval of any proposal that would result in a change in the directors of Alcide, any change in the present capitalization of Alcide, any amendment to Alcide’s Certificate of Incorporation or Bylaws, a breach by Alcide of the Merger Agreement, impair Alcide’s ability to perform its obligations under the Merger Agreement or otherwise prevent or materially delay the consummation of the merger and the other transactions contemplated by the Merger Agreement.  These stockholders collectively own approximately 22.4% of the outstanding Alcide stock as of March 11, 2004.

The foregoing description of the Merger Agreement and voting agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Merger Agreement and voting agreements.  Copies of the Merger Agreement and other documents related to the transaction are attached as exhibits to the Current Report on Form 8-K Alcide filed with the Securities and Exchange Commission on March 12, 2004.

ITEM 6. Exhibits and Reports on Form 8-K

a)  Exhibits:

31.1         Certification of Periodic Report by Chairman and Chief Executive Officer of Corporation.

31.2         Certification of Periodic report by President and Chief Financial Officer of Alcide Corporation.

32.1         Certification pursuant to 18 U.S.C. Section 1350.

b)  Reports on Form 8-K:

Report on Form 8-K dated January 14, 2004 reporting results of operations for the quarter ended November 30, 2003.

Report on Form 8-K dated March 11, 2004 announcing the execution of a merger agreement with Ecolab.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCIDE CORPORATION
The Registrant

Date: April 12, 2004	By /s/ John P. Richards
John P. Richards
President
Chief Financial Officer