Form 10-Q/A
period 2003-08-31
ALCIDE CORP
filed 2004-04-28
CIK 708484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Amendment No. 1

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to .

Commission File Number 0-12395

ALCIDE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-2445061
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8561 154th Avenue North East, Redmond WA	98052
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (425) 882-2555

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 29, 2004: 2,697,396, net of Treasury Stock

ALCIDE CORPORATION
Form 10-Q/A
INDEX

PART II.	OTHER INFORMATION

ITEM 6:	Exhibits and Reports on Form 8-K

SIGNATURE

EXPLANATORY NOTE

The purpose of this Form 10-Q/A to amend the registrant’s Form 10-Q for the quarterly period ended August 31, 2003 is to (i) indicate that a confidential portion of Exhibit 10.36 has been omitted and filed separately with the Securities and Exchange Commission, appearing under “Exhibits” in Item 6 of Part II and (ii) key the mark of omitted confidential material in Exhibit 10.36 to a legend on the first page of the exhibit.  No part of the Form 10-Q for the quarterly period ended August 31, 2003 previously filed with the SEC other than Item 6 of Part II is affected by this amendment.

In accordance with Rule 12b-15 of the Exchange Act of 1934, this Amendment No. 1 sets forth the complete text to Item 6 of Part II of our form 10-Q for the quarter ended August 31, 2003, as amended.

PART II.  OTHER INFORMATION

ITEM 6.                       Exhibits and Reports on Form 8-K

a)  Exhibits

3.2*                                            ByLaws, as amended to date.

10.36**                         Licensing Agreement by and between the Company and Ferdinand Eimermacher GmbH & Co. KG, dated July 1, 2003, covering the United States and Mexico.

31.1                                             Certification of Periodic Report by Chairman and Chief Executive Officer of the Corporation

31.2                                             Certification of Periodic report by President and Chief Financial Officer of Alcide Corporation.

32.1*                                      Certification pursuant to 18 U.S.C. Section 1350

*                 Incorporated by reference to Alcide Corporation’s Form 10-Q for the quarter ended August 31, 2003.

**          Portions of this exhibit have been omitted based on a request for confidential treatment submitted to the Securities and Exchange Commission.  The omitted portions have been filed separately with the Commission.

b)  Reports on Form 8-K:

Report on Form 8-K dated August 25, 2003 reporting results of operations for the fiscal year ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALCIDE CORPORATION
The Registrant

Date: April 28, 2004
	By:	/s/ JOHN P. RICHARDS .
John P. Richards
President
Chief Financial Officer